Form 10-Q
period 1998-08-31
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2000-12-19
CIK 1040241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _______ TO _______________

                          COMMISSION FILE NO. 814-143

          ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC./MA
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MARYLAND                                         04-3369393
-------------------------------------               ----------------------------
   (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

124 MT. AUBURN STREET, SUITE 200N                       CAMBRIDGE, MA 02138
--------------------------------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                  617-576-5858
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                       N/A
--------------------------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                     REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X ]

The registrant had six shareholders and 256.248 shares of common stock outstanding as of August 31, 1998.

                                      INDEX

                 Access Capital Community Investment Fund, Inc.

PART I.           FINANCIAL INFORMATION

                  Item 1.    Financial Statements (unaudited)

                                    Statements of Assets and Liabilities-
                                    August 31, 1998

                                    Statements of Operations - Three months
                                    ended August 31, 1998

                                    Statements of Changes in Net Assets -
                                    Three months ended August 31, 1998

                                    Financial Highlights - Three months ended
                                    August 31, 1998

                                    Notes to Financial Statements

                  Item 2.   Management's Discussion and Analysis of Financial
                              Condition and Results of Operations

                  Item 3.   Quantitative and Qualitative Disclosures about
                              Market Risk

PART II.          OTHER INFORMATION

                  Item 1.   Legal proceedings

                  Item 2.   Changes in securities

                  Item 3.   Defaults upon senior securities

                  Item 4.   Submission of matters to a vote of security holders

                  Item 5.   Other information

                  Item 6.   Exhibits and reports

                  Signatures

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                       STATEMENT OF ASSETS AND LIABILITIES
                                   (UNAUDITED)
                                 AUGUST 31, 1998

Assets:

Investments, at market value (cost:$24,562,891.62)                $ 25,146,061.90
Interest Receivable                                                  1,091,843.04
                                                                  ---------------

         Total Assets:                                            $ 26,237,904.94
                                                                  ---------------

Liabilities:

Accrued expenses                                                  $     28,706.37
                                                                  ---------------
         Total Liabilities                                        $     28,706.37
                                                                  ---------------


Net Assets                                                        $ 26,209,198.57

Net Assets represented by:
         Additional paid-in capital                               $ 25,624,837.76
         Accumulated undistributed net investment income               245,851.11
         Accumulated net realized loss                                  (9,040.09)
         Net unrealized appreciation on investments               $    347,549.53

                  Net assets                                      $ 26,209,198.57

                  Net asset value per share                       $    102,280.60

                  Shares outstanding                                      256.248

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

          JUNE 23, 1998 (COMMENCEMENT OF OPERATIONS) TO AUGUST 31, 1998

INVESTMENT INCOME:

         Interest                                                   $274,557.48

EXPENSES:

         Administrative fee                                            1,484.81
         Management fee                                               24,746.87
         Custody fee                                                   1,484.81
         Organizational expense reimbursement fee                        989.88
                                                                    -----------
                  Total Expenses                                    $ 28,706.37

         NET INVESTMENT INCOME                                      $245,851.11
                                                                    -----------

REALIZED AND UNREALIZED LOSS ON INVESTMENTS:

         Net realized loss on investments                             (9,040.09)
         Change in unrealized appreciation of investments            347,549.53
                                                                    -----------
                  Net realized and unrealized gain on investments   $338,509.44
                                                                    -----------

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                $584,360.55
                                                                    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                       STATEMENT OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

          JUNE 23, 1998 (COMMENCEMENT OF OPERATIONS) TO AUGUST 31, 1998

Net increase (decrease) in net assets:
         Operations:
                  Net investment income                                           $   245,851.11
                  Net realized loss on investments                                     (9,040.09)
                  Change in unrealized appreciation of investments                    347,549.53
                                                                                  --------------
                           Increase in net assets resulting from operations       $   584,360.55
                                                                                  --------------

         Distributions to shareholders from:
                  Net investment income                                                      -0-
                                                                                  --------------
                           Total distribution to shareholders                                -0-
                                                                                  --------------

         Capital share transactions:
                  Proceeds from sale of shares                                    $28,624,838.02
                  Shares redeemed                                                  (3,000,000.00)
                                                                                  --------------
                           Change in net assets resulting from
                                                     capital share transactions   $25,624,838.02

                           Increase (decrease) in net assets                      $26,209,198.57


Net assets at beginning of period                                                            -0-
                                                                                  --------------

Net assets at end of period                                                       $26,209,198.57
                                                                                  ==============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                              FINANCIAL HIGHLIGHTS
                                   (UNAUDITED)

          JUNE 23, 1998 (COMMENCEMENT OF OPERATIONS) TO AUGUST 31, 1998

Per share operating performance:
         Net asset value beginning of period                    $100,000.00
                                                                -----------

Income from investment operations:
         Net investment income                                  $    959.62
         Net realized and unrealized gain on investments        $  1,320.98
                                                                -----------
                  Total from investment operations              $  2,280.60
                                                                -----------

Less distributions from net investment income                         - 0 -
                                                                -----------

         Net asset value end of period                          $102,280.60
         Net Assets, end of period ($ Millions)                 $      26.2
         Ratio of Expenses to Average Net Assets                       0.58%
         Ratio of Net Investment Income to Average Net Assets           5.1%

Total return for period                                                2.28%



               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements reflect the results of operations for Access Capital Strategies Community Investment Fund, Inc. and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included.

In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the statement of assets and liabilities and revenues and expenses for this period. Actual results could differ from those estimates; any such differences are expected to be immaterial to the net assets of the Fund.

The Fund completed its organization and registration process in 1997 and early 1998 and commenced operations on June 23, 1998. This report covers the activity from commencement of operations through the end of the Fund's first fiscal quarter at August 31, 1998.

ITEM 2:

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

This quarterly report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among factors, changes in interest rates, fluctuations in assets under management and other sources of fee income, changes in assumptions used in making such forward-looking statements.

OVERVIEW

Access Capital Strategies Community Investment Fund, Inc. (the "Fund") is a non-diversified closed-end management company electing status as a business development company. The Fund is structured to provide a secondary market for special securities created to meet certain aspects of the Community Reinvestment Act ("CRA"). Investors in the Fund must designate a particular geography within the United States as part of their agreement to purchase Fund shares. The Fund's Manager, Access Capital Strategies LLC ("Access"), agrees to invest only in areas where Fund shareholders have made targeted designations. In addition to their geographic specificity, Fund investments must be of U.S. Government Agency or AAA credit quality and must support Community Reinvestment Activity.

COMPLIANCE

To qualify as a Regulated Investment Company, the Fund must, among other things, satisfy a diversification standard under the Code such that, at the close of each quarter of the Fund's taxable year, (i) not more than 25% of the value of its total assets is invested in the securities (other than government securities or securities of other RICs) of a single issuer, or two or more issuers which the Fund controls (under a 20% test) and which are engaged in the same or similar trades or business or related trades or businesses, and (ii) at least 50% of the market value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (with each investment in such other securities limited so that not more than 5% of the value of the Fund's total assets is invested in the securities of a single issuer and the Fund does not own more than 10% of the outstanding voting securities of a single issuer).

Management believes the Fund was in compliance with the above requirements for the period ended August 31, 1998.

FUND OPERATIONS

INVESTMENT ACTIVITY

The Fund's initial investment was in a $25,281,046 original face hybrid Adjustable Rate Mortgage Backed Security guaranteed by the Federal Home Loan Mortgage Corp. The initial coupon rate was 6.042%. The bond equivalent yield to maturity at purchase was 6.5% however the yield to reset was 5.39%. There were no additional transactions other than short-term investment of portfolio income.

The Fund is permitted to use leverage in its investment program. There was no leverage for the period ending August 31, 1998.

NET ASSETS AND FUND HOLDINGS AT AUGUST 31, 1998

At August 31, 1998 the Fund's Net Asset Value per share was $102,280.60 and net assets totaled $26,209,199.

The Fund owned:

     1 Federal Home Loan Mortgage Corp Adjustable Rate Mortgage Backed Security in the amount of $24.9million
     1    State Street Bank Repurchase Agreement in the amount of $234,000

INVESTMENT INCOME

The Fund had investment income net of all fees of $245,851 from June 23, 1998 (Commencement of Operations) to quarter end August 31, 1998.

MANAGEMENT FEES & EXPENSES

Access Capital Strategies LLC, the Fund's Manager is paid an annual management fee, paid quarterly, of fifty basis points (0.50%) of the Fund's average monthly gross assets less accrued liabilities, other than indebtedness for borrowing. Access pays all expenses incurred for the organization and operation of the Fund, including Custody of Fund assets. Access is reimbursed for these expenses up to a total of eight basis points (0.08%) of the Fund's monthly net assets; three basis points (0.03%) of the Fund's monthly net assets for Custody; three basis points (0.03%) of the Fund's monthly net assets for Administration; and two basis points (0.02%) of the Fund's monthly net assets as reimbursement for organizational expenses.

From June 23, 1998 (Commencement of Operations) to August 31, 1998 the Management Fee was $24,747 and the combined reimbursement fees were $3,960.

YIELD

For the quarter ending August 31, 1998 the SEC current yield was 5.11% and the ratio of net investment income to average net assets was 5.1%.

REALIZED GAIN/LOSS

For the quarter ended August 31, 1998 the realized loss was $9,040 due to paydowns.

DIVIDEND PAID

The Fund distributes to shareholders substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes. Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund. Substantially all of the Fund's net capital gain (the excess of net long-term capital gain over net short-term capital loss) and the excess of net short-term capital gain over net long-term capital loss, if any, are distributed annually with the Fund's dividend distribution in December.

The Fund pays dividends on a calendar quarter. The Fund's initial dividend will be paid subsequent to September 30, 1998.

TOTAL RETURN

For the quarter ended August 31, 1998 the total return was 2.28%.

FUND DESIGNATED TARGET REGIONS AT AUGUST 31, 1998

The Fund's Designated Target Regions ("DTRs") are provided by Fund shareholders at the time of investment. At August 31, 1998 DTRs were:

                                    ----------------------------------------- ---------------------------------
                                                      DTRS                                 AMOUNT
                                    ----------------------------------------- ---------------------------------
                                    Boston & Cambridge, MA                                            $500,000
                                    ----------------------------------------- ---------------------------------
                                    Massachusetts                                                    2,500,000
                                    ----------------------------------------- ---------------------------------
                                    New England                                                     25,623,838
                                    ----------------------------------------- ---------------------------------
                                    TOTAL                                                          $28,623,838
                                    ---------------------------------------------------------------------------

FUND IMPACT PER THE COMMUNITY REINVESTMENT ACT.

The Fund invests in securities that support community development economic activity as defined in the Community Reinvestment Act.

At August 31, 1998 the Fund's investments made loans to 226 homebuyers with incomes below 80% of median income from the following states in the following numbers.

Connecticut                  13
Massachusetts               144
Rhode Island                 69
                           ----
                            226

LIQUIDITY DISCUSSION

SALE AND REDEMPTION OF FUND SHARES

Fund shares are sold only to qualified investors who complete a Subscription Agreement.

On June 23, 1998 (Commencement of Operations), Access Capital Strategies, the Fund's manager, purchased 0.01 shares of the Fund and the Fund commenced its investment activities with an initial investment when one investor paid $25,623,838 to purchase 256.238 shares of the Fund at a Net Asset Value per share of $100,000. All investors in the Fund must provide a Designated Target Region as the desired location for their investment; the initial investor designated the region of New England.

On August 4,1998 four investors purchased a total of 29.735 shares at a Net Asset Value per share of $100,892.72 resulting in total new proceeds of $3,000,000. These investors designated Massachusetts as their Designated Target Regions.

As discussed in the Private Offering Memorandum, the Fund allows shareholders to redeem their shares in accordance with Rule 23c-3 of the Investment Company Act of 1940.

On August 4, 1998, one investor redeemed 29.735 Fund shares at a Net Asset Value per share of $100,892.72.

ITEM 3:

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A full discussion of the risks associated with ownership of Fund shares appears in the Fund's Private Offering Memorandum. The Fund's market risks may be summarized as follows:

CREDIT RISK. All investments made by the Fund must be in securities of Agency or AAA credit quality. Fund investments will typically have one or more form of Agency or AAA credit enhancement. All credit risk of default will be borne by the credit enhancer.

LIQUIDITY RISK. Securities purchased by the Fund will be privately placed debt instruments. The market for resale of these securities may be limited. Furthermore, the Fund may pay a premium for securities with special CRA characteristics purchased without any assurance that a comparable premium can be received upon sale of the security.

INTEREST RATE RISK. The Fund will generally invest in fixed rate investments that have their market values directly affected by changes in prevailing interest rates. An increase in rates will generally reduce the value of Fund investments and a decline in interest rates will generally increase the value of those investments. There may be exceptions due to shifts in the yield curve, the performance of individual securities and other market factors.

Market Risk Associated with Fund portfolio holdings at August 31, 1998:

        ---------------------------------- ---------------------------------------------- ------------------------------------------
        INVESTMENTS (AT MARKET)                            Variable Rate                                  Fixed Rate
        ---------------------------------- ---------------------------------------------- ------------------------------------------
        Maturities less than 1 year                              -                        $1,620.75 cash
                                                                                          $234,000 State Street repurchase
                                                                                          agreement

        ---------------------------------- ---------------------------------------------- ------------------------------------------
        Maturities (or weighted average                          -                        $24,910,441.15 hybrid Fed Home Loan
        lives) greater than 1 year less                                                   Adjustable Rate MBS
        than 7
        ---------------------------------- ---------------------------------------------- ------------------------------------------
        Maturities (or weighted average                          -                                            -
        lives) greater than 7 year less
        than 10
        ---------------------------------- ---------------------------------------------- ------------------------------------------
        Maturities (or weighted average                          -                                            -
        lives) greater than 10 years
        ---------------------------------- ---------------------------------------------- ------------------------------------------
        TOTAL                                                                                                            $25,146,062
        ---------------------------------- ---------------------------------------------- ------------------------------------------

        --------------------------------------------------------------------------- -------------------------------- ---------------
        BORROWINGS                                                                           Variable Rate             Fixed Rate
        --------------------------------------------------------------------------- -------------------------------- ---------------
        Maturities less than 1 year                                                                -                        -
        --------------------------------------------------------------------------- -------------------------------- ---------------

        --------------------------------------------------------------------------- -------------------------------- ---------------
        Maturities (or weighted average lives) greater than 1 year less than 7                     -                        -
        --------------------------------------------------------------------------- -------------------------------- ---------------
        Maturities (or weighted average lives) greater than 7 year less than 10                    -                        -
        --------------------------------------------------------------------------- -------------------------------- ---------------
        Maturities (or weighted average lives) greater than 10 years                               -                        -
        --------------------------------------------------------------------------- -------------------------------- ---------------


All Fund activities occur in U.S. dollars.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         The Company is not involved in any pending legal proceedings.

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports
         The following Exhibits are filed as part of this Report:

         (a)      (1)               N/A
                  (2)               None
                  (3)      (i)      Articles of Incorporation
                           (ii)     By-Laws
                  (4)               N/A
                  (5)               N/A
                  (8)               N/A
                  (9)               None
                  (10)     (i)      Private Offering Memorandum
                           (iii)    (A)Management Agreement
                  (11)              N/A
                  (12)              N/A
                  (13)              N/A
                  (15)              N/A
                  (16)              None
                  (17)              N/A
                  (18)              None
                  (19)              N/A
                  (20)              N/A
                  (21)              None
                  (22)              None
                  (23)              None
                  (24)              N/A
                  (25)              N/A
                  (26)              N/A
                  (27)              Financial Data Schedule
         (b)      Reports on Form 8-K
                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

December 18, 2000        /S/ RONALD A. HOMER
                         ---------------------------------
                           Ronald A. Homer
                           Chairman of the Board of Directors

December 18, 2000        /S/ KEVIN J. MULVANEY
                         ---------------------------------
                           Kevin J. Mulvaney
                           Director

December 18, 2000        /S/ PETER BLAMPIED
                         ----------------------------------
                           Peter Blampied
                           Director

December 18, 2000        /S/ DAVID F. SAND
                         ----------------------------------
                           David F. Sand
                           Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer