Form 10-Q
period 1998-11-30
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2000-12-19
CIK 1040241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _______ TO _______________

                          COMMISSION FILE NO. 814-143

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC./MA
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              MARYLAND                                    04-3369393
   ---------------------------------              ----------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The registrant had eight shareholders and 256.248 shares of common stock outstanding as of November 30, 1998.

                                      INDEX

                 Access Capital Community Investment Fund, Inc.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

                  Statements of Assets and Liabilities- November 30, 1998, and August 31, 1998

                  Statements of Operations - Three months ended November 30, 1998 and August 31, 1998 and six months ended November 30, 1998

                  Statements of Changes in Net Assets - Three months ended November 30, 1998 and August 31, 1998 and six months ended November 30, 1998

                  Financial Highlights - Three months ended November 30, 1998 and August 31, 1998 and six months ended November 30, 1998

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

         Item 5.   Other information

         Item 6.   Exhibits and reports

         Signatures

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                      STATEMENTS OF ASSETS AND LIABILITIES
                                   (UNAUDITED)


                                                     November 30,1998                August 31, 1998

ASSETS:
Investments, at market value (cost:                    $24,815,844.51                 $25,146,061.90
$24,915,278.96)

Interest Receivable                                       $930,451.55                  $1,091,843.04

TOTAL ASSETS:                                          $25,746,296.06                 $26,237,904.94
                                                       --------------                 --------------

LIABILITIES:


Accrued expenses                                           $25,237.13                     $28,706.37

Total Liabilities                                          $25,237.13                     $28,706.37
                                                           ----------                     ----------

Net Assets                                             $25,721,058.93                 $26,209,198.57

NET ASSETS REPRESENTED BY:


Paid-in capital                                        $25,624,837.76                 $25,624,837.76

Accumulated undistributed net investment                  $217,469.81                    $245,851.11
income


Accumulated net realized loss                              -22,897.89                      -9,040.09

Net unrealized appreciation/(depreciation)                 -98,351.01                    $347,549.53
on investments

Net assets                                             $25,721,058.93                 $26,209,198.57

Net asset value per share                                 $100,374.86                    $102,279.80

Shares outstanding                                            256.248                        256.248

                             SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                             ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                                             STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                              September 1, 1998 to           June 23,1998                     June 23,1998
                                                November 30, 1998      (Commencement of Operations)   (Commencement of Operations)
                                                                            to August 31,1998          to November 30, 1998

  INVESTMENT INCOME:
  Interest                                           $365,512.47               $274,557.48                      $640,069.95

  EXPENSES:
  Administrative fee                                   $1,954.31                 $1 484.81                        $3,439.12

  Management fee                                      $32,571.86                $24,746,87                       $57,318.73

  Custody fee                                          $1,954.32                 $1 484.81                        $3,439.13
  Organizational expense                               $1,302.87                   $989.88                        $2,292.75
  reimbursement fee                                    ---------                   -------                        ---------

  Total Expenses                                      $37,783.36                $28,706.37                       $66,489.73

  NET INVESTMENT INCOME:                             $327,729.11               $245,851.11                      $573,580.22
                                                     -----------               -----------                      -----------
  REALIZED AND UNREALIZED LOSS ON INVESTMENTS:
  Net realized loss on                                -13,857.80                 -9,040.09                       -22,897.89
  investments

  Change in unrealized                               -445,900.54               $347,549.53                       -98,351.01
  appreciation/(depreciation)                        -----------               -----------                       ----------
  of investments

  Net realized and unrealized                        -459,758.34               $338,509.44                      -121,248.90
  gain/ (loss) on investments

  NET INCREASE/(DECREASE) IN                         -132,029.23               $584,360.55                      $452,331.32
  NET ASSETS RESULTING FROM
  OPERATIONS


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                             ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                                        STATEMENTS OF CHANGES IN NET ASSETS
                                                    (UNAUDITED)


                                      September 1 to November                June 23,1998                     June 23,1998
                                             30, 1998               (Commencement of Operations) to  (Commencement of Operations) to
                                                                             August 31, 1998                 November 30, 1998
NET INCREASE (DECREASE) IN NET ASSETS:
Operations:
   Net Investment Income                   $ 327,729.11                        $245,851.11                   $573,580.22

Net realized gain/(loss) on                  -13,857.80                          -9,040.09                    -22,897.89
investments

Change in unrealized                        -445,900.54                         347,549.53                    -98,351.01
appreciation/(depreciation)                 -----------                         ----------                    ----------
of investments

Increase/(decrease) in net                  -132,029.23                        $584,360.55                   $452,331.32
assets resulting from
operations


DISTRIBUTIONS TO SHAREHOLDERS FROM:

   Net investment income                    $356,110.41                                  0                   $356,110.41
                                            -----------                                  -                   -----------

Total distribution to                       $356,110.41                                  0                   $356,110.41
shareholders                                -----------                                  -                   -----------



CAPITAL SHARE TRANSACTIONS:


Proceeds from sale of shares              $5,500,000.00                     $28,624,838.02                $34,124,838.02

Shares redeemed                           -5,500,000.00                      -3,000,000.00                 -8,500,000.00
                                          -------------                      -------------                 -------------

Change in net assets                              - 0 -                     $25,624,838.02                $25,624,838.02
resulting from capital
share transactions

Increase (decrease) in net                  -488,139.64                     $26,209,198.57                $25,721,058.93
assets


Net assets at beginning of               $26,209,198.57                                  0                             0
period                                   --------------                                  -                             -


Net assets at end of period              $25,721,058.93                     $26,209,198.57                $25,721,058.93

                                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                             ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                                               FINANCIAL HIGHLIGHTS
                                                    (UNAUDITED)

                                           September 1 to                    June 23,1998                       June 23, 1998
                                          November 30, 1998          (Commencement of Operations)       (Commencement of Operations)
                                                                          to August 31, 1998                to November 30, 1998
PER SHARE OPERATING PERFORMANCE:
Net asset value beginning                    $102,279.80                      $100,000.00                        $100,000.00
of period

INCOME FROM INVESTMENT OPERATIONS:

Net investment income                          $1,278.94                          $959.42                          $2,238.36

Net realized and                               -1,794.18                        $1,320.38                            -473.80
unrealized gain/ (loss) on
investments


Total from investment                            -515.24                        $2,279.80                          $1,764.56
operations

Less distributions from                        $1,389.71                              -0-                          $1,389.71
net investment income

Net asset value end of                       $100,374.86                      $102,279.80                        $100,374.86
period


Net asset, end of period ($                        $25.7                            $26.2                              $25.7
millions)

Ratio of expenses to                               0.58%                            0.58%                              0.58%
average net assets

Ratio of net investment                            5.09%                            5.10%                              5.17%
income to average net
assets


Total return for period                           -2.72%                            2.28%                              1.74%


                                                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect the results of operations for Access Capital Strategies Community Investment Fund, Inc. and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. The results of operations and other data for the three months ended November 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or the fiscal year ending May 31, 1999.

In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the statement of assets and liabilities and revenues and expenses for the period. Actual results could differ from those estimates; any such differences are expected to be immaterial to the net assets of the Fund.

This report covers the activity from September 1 to November 30, 1998.

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

OVERVIEW

Access Capital Strategies Community Investment Fund, Inc, (the "Fund") is a non-diversified closed-end management company electing status as a business development company. The Fund is structured to provide a secondary market for special securities created to meet certain aspects of the Community Reinvestment Act ("CRA"). Investors in the Fund must designate a particular geography within the United States as part of their agreement to purchase Fund shares. The Fund's Manager, Access Capital Strategies LLC ("Access"), agrees to invest only in areas where Fund shareholders have made targeted designations. In addition to their geographic specificity, Fund investments must be of U.S. Government Agency or AAA credit quality and must support Community Reinvestment Activity.

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

Management believes the Fund was in compliance with the above requirements for the period ended November 30, 1998.

FUND OPERATIONS

INVESTMENT ACTIVITY

There were no transactions other than short-term investment of portfolio income during the period ending November 30, 1998. .

The Fund is permitted to use leverage in its investment program. There was no leverage for the period ending November 30, 1998.

NET ASSETS AND FUND HOLDINGS AT NOVEMBER 30, 1998

At November 30, 1998 the Fund's Net Asset Value per share was $100,374.86 and net assets totaled $25.7 million. At the prior quarter end August 31, 1998 the Net Asset Value per share was $102,279.80 and net assets totaled $26.2 million.

For the quarter ended November 30, 1998 the Net Asset Value per share of $100,374.86 represented a decrease of $1,905, -1.9% over the prior quarter August 31, 1998 Net Asset Value per share of $102,279.80. The decline was due to increases in values for U.S. Treasury securities that were not matched by increases in the rates paid on adjustable rate mortgage backed securities.

The Fund owned:

1 Federal Home Loan Mortgage Corp Adjustable Rate Mortgage Backed Security in the amount of $22.9 million
1    State Street Bank Repurchase Agreement in the amount of $1,824,000

INVESTMENT INCOME

The Fund had investment income net of all fees (as discussed below) of $327,729 for the quarter ended November 30, 1998. For the previous quarter ended August 31, 1998 the Fund had investment income net of $245,851. For the period from inception on June 23, 1998 through November 30, 1998 the Fund had investment income of $573,580.

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

For the quarter ended November 30, 1998 the Management Fee was $32,572 and the combined reimbursement of operating expenses were $5,212. From June 23, 1998 (Commencement of Operations) to August 31, 1998 the Management Fee was $24,746 and the combined reimbursement fees were $3,959. For the period from inception on June 23, 1998 through November 30, 1998 the Management Fee was $57,319 and the combined reimbursements fees were $9,171. These increases were due to increases in the net assets of the Fund.

YIELD

At the quarter end on November 30, 1998 the SEC current yield was 5.13%, down from 5.11% at the quarter end August 31, 1998. The decrease was attributable to lower yields earned on the reinvestment of principal paydowns. The ratio of net investment income to average assets was 5.09% for the period ended November 30, 1998, essentially identical to the ratio for the quarter ended August 31, 1998:
5.10%. For the period from inception on June 23, 1998 through November 30, 1998 the ratio of net investment income to average assets was 5.17%.

REALIZED GAIN/LOSS

For the quarter ended November 30, 1998 the realized loss was $13,858, in the prior period the realized loss was $9,040. These losses are due to principal payments on securities purchased at a premium being returned to the Fund at par. Realized losses for the period from June 23, 1998 to November 30, 1998 totaled $22,898.

DIVIDEND PAID

The Fund distributes to shareholders substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes. Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund. Substantially all of the Fund's net capital gain (the excess of net long-term capital gain over net short-term capital loss) and the excess of net short-term capital gain over net long-term capital loss, if any, will be distributed annually with the Fund's dividend distribution in December.

The Fund pays dividends on a calendar quarter. The Fund paid an initial quarterly dividend of $1,389.71 per share on October 19, 1998 to shareholders of record September 30, 1998.

TOTAL RETURN

For the quarter ended November 30, 1998 the total return was -2.72% compared to a total return of 2.28% in the comparable prior quarter. The decrease in total return was due to higher interest rates and a widening in longer-term spreads of Agency MBS over U.S. Treasuries. For the period from inception on June 23, 1998 through November 30, 1998 the total return was 1.74%.

FUND DESIGNATED TARGET REGIONS AT NOVEMBER 30, 1998

The Fund's Designated Target Regions ("DTRs") are provided by Fund shareholders at the time of investment. At November 30, 1998 DTRs were:

             DTRS                               AMOUNT

             Boston & Cambridge, MA                      $500,000
             Massachusetts                              8,000,000
             New England                               17,123,838

             TOTAL                                    $25,623,838


FUND IMPACT PER THE COMMUNITY REINVESTMENT ACT.

The Fund invests in securities that support community development economic activity as defined in the Community Reinvestment Act.

At November 30, 1998 the Fund's investments made loans to 226 homebuyers with incomes below 80% of median income from the following states in the following numbers.

      Connecticut               13
      Massachusetts            144
      Rhode Island              69
                                --
                               226

LIQUIDITY DISCUSSION

SALE AND REDEMPTION OF FUND SHARES

Fund shares are sold only to qualified investors who complete a Subscription Agreement. All investors in the Fund must provide a Designated Target Region as the desired location for their investment.

On November 4, 1998 two investors purchased a total of 54.42 shares at a Net Asset Value per share of $101,065.80 resulting in total proceeds of $5,500,000. These investors designated Massachusetts as their Designated Target Regions. The previous quarter ended August 31, 1998 six investors purchased a total of
285.983 shares, resulting in total new proceeds of $28.6 million.

As discussed in the Private Offering Memorandum, the Fund allows shareholders to redeem their shares in accordance with Rule 23c-3 of the Investment Company Act of 1940.

On November 4, 1998, an investor redeemed 54.42 Fund shares at a Net Asset Value per share of $101,065.80 for a total of $5,500,000. In the previous quarter ended August 31, 1998 an investor redeemed 29.735 shares at a Net Asset Value per share of $100,892.72 for a total of $3,000,000.

For the period from inception on June 23, 1998 through November 30, 1998 a total of $34.12 million, or 340.41 shares, Fund shares were sold and a total of $8.5 million, or 84.16 shares, was redeemed.

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

LIQUIDITY RISK. Securities purchased by the Fund will be privately placed debt instruments. The market for resale of these securities may be limited. Furthermore, the Fund may pay a premium for securities with special CRA characteristics without any assurance that a comparable premium can be received upon sale of the security.

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

Market Risk Associated with Fund portfolio holdings at November 30, 1998:


INVESTMENTS (AT MARKET)              Variable Rate                     Fixed Rate
Maturities less than 1 year                -             $1,824,000 State Street repurchase
                                                         agreement

Maturities (or weighted average            -             $22,991,844.43 Fed Home Loan
lives) greater than 1 year less                          Adjustable Rate MBS
than 7

Maturities (or weighted average            -                               -
lives) greater than 7 year less
than 10

Maturities (or weighted average            -                               -
lives) greater than 10 years

TOTAL                                                                          $24,815,844





BORROWINGS                                                                     Variable Rate          Fixed Rate
Maturities less than 1 year                                                          -                     -

Maturities (or weighted average lives) greater than 1 year less than 7               -                     -

Maturities (or weighted average lives) greater than 7 year less than 10              -                     -

Maturities (or weighted average lives) greater than 10 years                         -                     -


All Fund activities occur in U.S. dollars.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not involved in any pending legal proceedings.

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports
         The following Exhibits are filed as part of this Report:

    (a)      (1)               N/A
             (2)               None
             (3)      (i)      Incorporated by reference from an exhibit
                               filed on Form 10-Q for the period ended
                               August 31, 1998
                      (ii)     Incorporated by reference from an exhibit
                               filed on Form 10-Q for the period ended
                               August 31, 1998
             (4)               N/A
             (5)               N/A
             (8)               N/A
             (9)               None
             (10)     (i)      Incorporated by reference from an exhibit
                               filed on Form 10-Q for the period ended
                               August 31, 1998
                     (iii) (A) Incorporated by reference from an exhibit
                               filed on Form 10-Q for the period ended
                               August 31, 1998
             (11)              N/A
             (12)              N/A
             (13)              N/A
             (15)              N/A
             (16)              None
             (17)              N/A
             (18)              None
             (19)              N/A
             (20)              N/A
             (21)              None
             (22)              None
             (23)              None
             (24)              None
             (25)              N/A
             (26)              N/A
             (27)              Financial Data Schedule
    (b)      Reports on Form 8-K
               None.

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