Form 10-Q
period 1999-02-28
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2000-12-19
CIK 1040241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X ]

The registrant had eight shareholders and 256.248 shares of common stock outstanding as of February 28, 1999.

                                      INDEX

                 Access Capital Community Investment Fund, Inc.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

                  Statements of Assets and Liabilities- February 28, 1999 and November 30,1998

                  Statements of Operations - Three months ended February 28, 1999 and November 30, 1998 Nine months ended February 28, 1999

                  Statements of Changes in Net Assets - Three months ended February 28, 1999 and November 30, 1998 Nine months ended February 28, 1999

                  Financial Highlights - Three months ended February 28, 1999 and November 30, 1998 Nine months ended February 28, 1999

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

         Item 5.  Other information

         Item 6.  Exhibits and reports

         Signatures

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                      STATEMENTS OF ASSETS AND LIABILITIES
                                   (UNAUDITED)

                                                                             February 28, 1999         November 30,1998

ASSETS:

Investments, at market value (cost: $24,626,842.84)                             $24,318,525.19           $24,815,844.51
Interest Receivable                                                              $1,262,772.31              $930,451.55
                                                                                --------------           --------------
TOTAL ASSETS:                                                                   $25,581,297.50           $25,746,296.06
                                                                                ==============           ==============
LIABILITIES:
Accrued expenses                                                                    $23,973.36               $25,237.13
TOTAL LIABILITIES:                                                                  $23,973.36               $25,237.13
                                                                                    ----------               ----------
Net Assets                                                                      $25,557,324.14           $25,721,058.93
NET ASSETS REPRESENTED BY:
Paid-in capital                                                                 $25,624,837.76           $25,624,837.76
Accumulated undistributed net investment income                                    $208,241.89              $217,469.81
Accumulated net realized loss                                                       -46,581.97               -22,897.89
Net unrealized appreciation/(depreciation) on                                      -229,173.80               -98,351.01
investments
Net assets                                                                      $25,557,324.14           $25,721,058.93
Net asset value per share                                                           $99,735.90              $100,374.86
Shares outstanding                                                                     256.248                  256.248

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                December 1, 1998 to    September 1,1998 to                 June 23,1998
                                                 February 28,1999        November 30,1998          (Commencement Of Operations)
                                                                                                          to Feb 28, 1999
INVESTMENT INCOME:

Interest                                             $353,172.31          $365,512.47                         $993,242.26

EXPENSES:
Administrative fee                                     $1,905.90            $1,954.31                           $5,345.02
Management fee                                        $31,765.00           $32,571.86                          $89,083.73
Custody fee                                            $1,905.90            $1,954.32                           $5,345.02
Organizational expense                                 $1,270.60            $1,302.87                           $3,563.35
reimbursement fee                                      ---------            ---------                           ---------

TOTAL EXPENSES:                                       $36,847.40           $37,783.36                         $103,337.13

NET INVESTMENT INCOME:                               $316,324.91          $327,729.11                         $889,905.13
                                                     -----------          -----------                         -----------

Net realized loss on investments                      -23,684.08           -13,857.80                          -46,581.97
Change in unrealized                                 -130,822.79          -445,900.54                         -229,173.80
appreciation/(depreciation) of                       -----------          -----------                         -----------
investments

Net realized and unrealized                          -154,506.87          -459,758.34                         -275,755.77
gain/loss on investments

NET INCREASE/DECREASE IN NET                         $161,818.04          -132,029.23                         $614,149.36
ASSETS RESULTING FROM OPERATIONS


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)


                                                          December 1, 1998 to    September 1,1998 to         June 23, 1998
                                                          February 28, 1999      November 30, 1998     (Commencement of Operations)
                                                                                                          to February 28, 1999
NET INCREASE (DECREASE) IN NET AS SETS:
OPERATIONS:

Net investment income                                       $316,324.91            $ 327,729.11                $889,905.13

Net realized gain/(loss) on investments                      -23,684.08              -13,857.80                 -46,581.97

Change in unrealized                                        -130,822.79             -445,900.54                -229,173.80
appreciation/(depreciation) of investments                  -----------             -----------                -----------

Increase/(decrease) in net assets                           $161,818.04             -132,029.23                $614,149.36
resulting from operations

DISTRIBUTIONS TO SHAREHOLDERS FROM:

Net Investment Income                                       $325,552.83             $356,110.41                $681,663.24
                                                            -----------             -----------                -----------
Total distribution to shareholders                          $325,552.83             $356,110.41                $681,663.24
                                                            -----------             -----------                -----------

CAPITAL SHARE TRANSACTIONS:

Proceeds from sale of shares                                          0           $5,500,000.00             $34,124,838.02

Shares redeemed                                                       0           -5,500,000.00              -8,500,000.00
                                                                      -           -------------              -------------

Change in net assets resulting from                                   0                   - 0 -             $25,624,838.02
capital share transactions

Increase (decrease) in net assets                           -163,734.79             -488,139.64             $25,557,324.14

Net assets at beginning of period                        $25,721,058.93          $26,209,198.57                          0
                                                         --------------          --------------                          -

NET ASSETS AT END OF PERIOD                              $25,557,324.14          $25,721,058.93             $25,557,324.14


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                              FINANCIAL HIGHLIGHTS
                                   (UNAUDITED)


                                                December 1, 1998 to        September 1 to             June 23,1998
                                                 February 28, 1999        November 30, 1998   (Commencement of Operations) to
                                                                                                     February 28,1999
PER SHARE OPERATING PERFORMANCE:

Net asset value beginning of                         $100,374.86              $102,279.80             $100,000.00
period                                                                        -----------             -----------

INCOME FROM INVESTMENT
OPERATIONS:

NET INVESTMENT INCOME:                                 $1,234.44                $1,278.94               $3,472.80

Net realized and unrealized                              -602.95                -1,794.18               -1,076.75
(loss) on investments                                    -------                ---------               ---------

Total from investment                                    $631.49                  -515.24               $2,396.05
operations                                               -------                  -------               ---------

Less distributions from net                            $1,270.46                $1,389.71               $2,660.17
investment income                                      ---------                ---------               ---------

Net asset value end of period                         $99,735.90              $100,374.86              $99,735.90

Net assets, end of period ($                               $25.6                    $25.7                   $25.6
millions)

Ratio of expenses to average                               0.58%                    0.58%                   0.58%
net assets

Ratio of Net investment income                              5.0%                     5.1%                   4.65%
to average net assets

Total return for period                                    0.63%                   -0.53%                   2.36%


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements reflect the results of operations for Access Capital Strategies Community Investment Fund, Inc. and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three months ended February 28, 1999 are not necessarily indicative of the results that may be expected for any other interim period or the fiscal year ending May 31, 1999.

In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the statement of assets and liabilities and revenues and expenses for the period. Actual results could differ from those estimates; any such differences are expected to be immaterial to the net assets of the Fund.

This report covers the activity from December 1, 1998 to February 28, 1999.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         This quarterly report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among factors, changes in interest rates, fluctuations in assets under management and other sources of fee income, changes in assumptions used in making such forward-looking statements, as well as the factors listed under "Risk Factors and Factors Affecting Forward Looking Statements" in the Company's Annual Report on Form 10-K for the year ended May 31, 1999.

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

Management believes the Fund was in compliance with the above requirements for the period ended February 28, 1999.

FUND OPERATIONS

INVESTMENT ACTIVITY

There were no transactions other than short-term investment of portfolio income during the quarter ended February 28, 1999.

The Fund is permitted to use leverage in its investment program. There was no leverage for the period ending February 28, 1999.

NET ASSETS AND FUND HOLDINGS AT FEBRUARY 28, 1999

At February 28, 1999 the Fund's Net Asset Value was $25.6 million, or $99,735.90 per share. At the prior quarter end November 30, 1998 the Fund's Net Asset Value was $25.7million, or $100,374.86 per share. The decline was due to a decline in value due to a slight increase in short term interest rates

For the quarter ended February 28, 1999 the Net Asset Value per share of $99,735.90 represented a decrease of $638.96 or -0.6% over the prior quarter November 30, 1998 Net Asset Value per share of $100,374.86 due to a decline in interest rates

The Fund owned:

     1 Federal Home Loan Mortgage Corp Adjustable Rate Mortgage Backed Security in the amount of $20.3 million
     1   Nellie Mae Corp. commercial paper instrument in the amount of
         $3.9 million
     1   State Street Bank Repurchase Agreement in the amount of $797.36


INVESTMENT INCOME

The Fund had investment income net of all fees (as discussed below) of $316,325 for the quarter ended February 28, 1999. For the previous quarter ended November 30, 1998 the Fund had investment income net of $327,729. The decline in income was due to the reinvestment of principal payments on the higher yielding ARM securities into lower yielding commercial paper.

For the period from inception on June 23, 1998 through February 28, 1999 the Fund had net investment income of $889,905.

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

For the quarter ended February 28, 1999 the Management Fee was $31,765 and the combined reimbursement of operating expenses were $5,082. For the prior quarter ended November 30, 1998 the Management Fee was $32,572 and the combined reimbursement fees were $5,212 due to the decline in Fund assets

For the period from inception on June 23, 1998 through February 28, 1999 the Management Fee was $89,084 and the combined reimbursement fees were $14,253.

YIELD

At the quarter end on February 28, 1999 the SEC current yield was 4.87% compared to the SEC current yield of 5.13% at the prior quarter ended November 30, 1998. The decline was due to lower yields on the reinvestment of principal paydowns.

For the quarter ending February 28, 1999 the ratio of net investment income to average net assets was 5.0% compared to 5.1% in the prior quarter. The decrease in yields is due to the higher percentage of cash equivalents held in the Fund.

For the period from inception on June 23, 1998 through February 28, 1999 the ratio of net investment income to average assets was 4.7%.

REALIZED GAIN/LOSS

For the quarter ended February 28, 1999 the realized loss was $23,684 an increase from the realized loss of $13,858 in the prior quarter. These losses are due to principal payments on securities with unrealized losses as a result of an increase in interest rates.

For the period from inception on June 23, 1998 through February 28, 1999 realized losses totaled $46,582.

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

The Fund pays dividends on a calendar quarter. The Fund paid a quarterly dividend of $1,270.46 per share on December 23, 1998 to shareholders of record that date. The Fund paid a quarterly dividend of $1,389.71, in the previous quarter. The lower dividend is attributable to the decline in net interest income due to the reinvestment of principal payments in lower yielding cash equivalents.

For the period from inception on June 23, 1998 through February 28, 1999 total dividends paid were $2,660.17 per share.

TOTAL RETURNS

For the quarter ended February 28, 1999 the total return was 0.63% compared to a total return of -0.53% in the prior quarter. The increase in total return was due to a decline in interest rates and appreciation in longer-term spreads of Agency MBS over U.S. Treasuries, which offset declines in income.

For the period from inception on June 23, 1998 through February 28, 1999 total return was 2.36%.

FUND DESIGNATED TARGET REGIONS AT FEBRUARY 28, 1999

The Fund's Designated Target Regions ("DTRs") are provided by Fund shareholders at the time of investment. At February 28, 1999 DTRs were:

    DTRS                                      AMOUNT

    Boston & Cambridge, MA                             $500,000
    Massachusetts                                     8,000,000
    New England                                     $17,123,838
    TOTAL                                           $25,623,838

FUND IMPACT PER THE COMMUNITY REINVESTMENT ACT.

The Fund invests in securities that support community development economic activity as defined in the Community Reinvestment Act.

At February 28, 1999 the Fund's investments made loans to 226 homebuyers with incomes below 80% of median income from the following states in the following numbers.

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

For the period from inception on June 23, 1998 through February 28, 1999 total Fund shares sold totaled $34.12 million, or 340.41 shares.

As discussed in the Private Offering Memorandum, the Fund allows shareholders to redeem their shares in accordance with Rule 23c-3 of the Investment Company Act of 1940.

For the period from inception on June 23, 1998 through February, 1999 Fund shares redeemed totaled $8.5 million, or 84.16 shares.

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

INTEREST RATE RISK The Fund will generally invest in fixed rate investments that have their market values directly affected by changes in prevailing interest rates. An increase in rates will generally reduce the value of Fund investments and a decline in interest rates will generally increase the value of those investments. There may be exceptions due to shifts in the yield curve, the performance of individual securities and other market factors.

Market Risk Associated with Fund portfolio holdings at February 28, 1999:


     Investments (at market)                 Variable Rate                                 Fixed Rate
Maturities less than 1 year                        -                     $3,981,460.22 Nellie Mae Corp commercial paper
                                                                         $797.36 State Street repurchase agreement

Maturities (or weighted average lives)             -                     $20,336,266.73 Fed Home Loan Adjustable Rate
greater than 1 year less than 7                                          MBS

Maturities (or weighted average lives)             -                                            -
greater than 7 year less than 10

Maturities (or weighted average lives)             -                                            -
greater than 10 years

TOTAL                                                                                      $24,318,525




     Borrowings                                                               Variable Rate                     Fixed Rate

Maturities less than 1 year                                                         -                               -
Maturities (or weighted average lives) greater than 1 year less                     -                               -
than 7

Maturities (or weighted average lives) greater than 7 year less                     -                               -
than 10

Maturities (or weighted average lives) greater than 10 years                        -                               -


      All Fund activities occur in U.S. dollars.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         The Company is not involved in any pending legal proceedings.

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports
         The following Exhibits are filed as part of this Report:

  (a)    (1)               N/A
         (2)               None
         (3)  (i)          Incorporated by Reference from an exhibit filed in
                           Form 10-Q for the period ended August 31, 1998
              (ii)         Incorporated by Reference from an exhibit filed in
                           Form 10-Q for the period ended August 31, 1998
         (4)               N/A
         (5)               N/A
         (8)               N/A
         (9)               None
         (10) (i)          Incorporated by Reference from an exhibit filed in
                           Form 10-Q for the period ended August 31, 1998
              (iii)        (A) Incorporated by Reference from an exhibit filed
                           in Form 10-Q for the period ended August 31, 1998
         (11)              N/A
         (12)              N/A
         (13)              N/A
         (15)              N/A
         (16)              None
         (17)              N/A
         (18)              None
         (19)              N/A
         (20)              N/A
         (21)              None
         (22)              None
         (23)              None
         (24)              None
         (25)              N/A
         (26)              N/A
         (27)     Financial Data Schedule
  (b)    Reports on Form 8-K
          None.

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

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

December 18, 2000           /s/ RONALD A. HOMER
                           ---------------------------------
                             Ronald A. Homer
                             Chairman of the Board of Directors

December 18, 2000           /s/ KEVIN J. MULVANEY
                           ---------------------------------
                             Kevin J. Mulvaney
                             Director

December 18, 2000           /s/ PETER BLAMPIED
                           ----------------------------------
                             Peter Blampied
                             Director

December 18, 2000           /s/ DAVID F. SAND
                           ----------------------------------
                             David F. Sand
                             Chief Executive Officer, Principal Financial
                             Officer, Principal Accounting Officer,