Form 10-K
period 1999-05-31
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2000-12-19
CIK 1040241

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED: MAY 31, 1999

                        COMMISSION FILE NUMBER: 814-143

          ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC./MA
                         (NAME OF ISSUER IN ITS CHARTER)

                    MARYLAND                            04-3369393
       (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)            IDENTIFICATION NUMBER)

              124 MT. AUBURN STREET, SUITE 200N CAMBRIDGE, MA 02138
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

                     ISSUER'S TELEPHONE NUMBER: 617-576-5858

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
                                  COMMON STOCK

                      NAME OF EXCHANGE ON WHICH REGISTERED:
                                       N/A

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                                      NONE

                       ----------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
Days: Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, too the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

Documents incorporated by reference: YES

                 ACCESS CAPITAL COMMUNITY INVESTMENT FUND, INC.
                          1999 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                     PART I

                                                                           PAGE
                                                                           ----

Item 1.    DESCRIPTION OF BUSINESS .........................................  3

Item 2.    PROPERTIES.......................................................  3

Item 3.    LEGAL PROCEEDINGS................................................  3

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  3

                                     PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS...................................  3

Item 6.    SELECTED FINANCIAL DATA................ .........................  4

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...........................  4

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK...................................................  7

Item 8.    FINANCIAL STATEMENTS.............................................  9

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE........................... 17



                                    PART III
                                                                            PAGE
                                                                            ----

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT................... 17

Item 11.   EXECUTIVE COMPENSATION........................................... 18

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT................................................. 18

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 19


                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS........................................................ 19

           SIGNATURES....................................................... 22

ITEM 1:  DESCRIPTION OF BUSINESS

The Access Capital Strategies Community Investment Fund, Inc. (the "Fund") completed its organization and registration process in early 1998 and commenced operations on June 23, 1998. This filing is the initial 10-K Annual Report for the Fund and covers fiscal year 1999: June 23, 1998 to May 31, 1999.

The Fund is a non-diversified closed-end management company electing status as a business development company. The Fund is structured to provide a secondary market for special securities created to meet certain aspects of the Community Reinvestment Act ("CRA"). Investors in the Fund must designate a particular geography within the United States as part of their agreement to purchase Fund shares. The Fund's Manager, Access Capital Strategies LLC ("Access"), agrees to invest only in areas where Fund shareholders have made targeted designations. In addition to their geographic specificity, Fund investments must be of U.S. Government Agency or AAA credit quality.

Access Capital Strategies LLC ("Access") serves as investment manager. Access is a registered investment advisor under the Investment Advisors Act of 1940 ("Investment Advisors Act") As of May 31,1999, the Federal National Mortgage Association ("Fannie Mae") through its affiliate the Fannie Mae American Communities Fund held an 18.6% equity interest in Access. At May 31, 1999, the Fund held $11.9 million in Fannie Mae mortgage-backed securities representing 46.8% of the Fund's net assets.

The Fund competes with a range of narrowly defined CRA qualified investments including a few funds that operate on a regional and national basis. However, to our knowledge there is no other CRA qualified fund in existence that offers the same risk parameters as this Fund. The Fund competes most directly with brokers who sell AAA credit quality CRA qualified securities directly to banking institutions.

The Fund ended the fiscal year on May 31, 1999 with $25,442,776 in assets and
256.248 shares owned by eight Fund investors. The Net Asset Value per share was $99,288.88 and the Fund's total return from inception to May 31, 1999 was 3.17%.

More information on the Fund is contained in the attached Private Offering Memorandum and 1999 audited Annual Report.


ITEM 2:  PROPERTIES

N/A

ITEM 3.  LEGAL PROCEEDINGS

N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     a) The Fund issues common stock exclusively for which there is no established public trading market.
     b) At May 31, 1999 the Fund had eight shareholders and 256.248 shares outstanding.
     c) Dividends: The Fund distributes to shareholders substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes. Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund. Substantially all of the Fund's net capital gain (the excess of net long-term capital gain over net short-term capital loss) and the excess of net short-term capital gain over net long-term capital loss, if any, will be distributed annually with the Fund's dividend distribution in December.

         Per share income dividends totaling $3,888.07 were paid as follows from inception of the Fund on June 23, 1998 through May 31, 1999:

                 Record Date           Pay date       Dividend per share
                  30-Sep-98           19-Oct-98            1,389.71
                  23-Dec-98           23-Dec-98            1,270.46
                  31-Mar-99           13-Apr-99            1,227.90

There was no capital gain distribution for the fiscal year ended May 31, 1999.

ITEM 6:  SELECTED FINANCIAL DATA

     Financial Highlights for the period from June 23, 1998 (Commencement of
                          Operations) to May 31, 1999

-----------------------------------------------------------------------------------------------------------------------------
                                             Period from June 23, 1998 (Commencement of Operations) to May 31, 1999
-----------------------------------------------------------------------------------------------------------------------------
SEC Current Yield at end of period                                                                                      5.46%
-----------------------------------------------------------------------------------------------------------------------------
Annualized ratio of net investment income                                                                               5.03%
to average net assets
-----------------------------------------------------------------------------------------------------------------------------
Total return                                                                                                            3.17%
-----------------------------------------------------------------------------------------------------------------------------
Dividends per share                                                                                                $3,888.07
-----------------------------------------------------------------------------------------------------------------------------
Net investment income                                                                                             $1,218,785
-----------------------------------------------------------------------------------------------------------------------------
Net realized loss on investments                                                                                     -74,875
-----------------------------------------------------------------------------------------------------------------------------
Unrealized Gain/Loss                                                                                                -329,661
-----------------------------------------------------------------------------------------------------------------------------
Management Fees and Expenses                                                                                        $140,514
-----------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

Management believes the Fund was in compliance with the above requirements for the period ended May 31, 1999.

FUND OPERATIONS

INVESTMENT ACTIVITY

During the period June 23, 1998 to May 31, 1999, the Fund purchased $38.4 million of twelve CRA securities at yields-to-maturity ranging from 6.5% to 6.6%

The Fund sold $9,000,000 of a security for a loss of $18,132. An additional $56,743 of realized losses occurred as a result of principal paydowns.

The Fund is permitted to use leverage in its investment program. There was no use of leverage in the period ended May 31, 1999.

NET ASSETS AND FUND HOLDINGS AT MAY 31, 1999

At May 31, 1999 Net Assets were $25.4 million or $99,288.88 per share.

At May 31, 1999 the Fund's primary investments were:

1 State Street Bank repurchase agreement $699,076
1 Federal Home Loan Mortgage Corp. Adjustable Rate Mortgage Backed Security $12.3 million
11 Federal National Mortgage Assn. Fixed Rate Mortgage Backed Securities $11.9 million

INVESTMENT INCOME

The Fund had investment income net of all fees (as discussed below) of $1.22 million for the period ended May 31, 1999.

MANAGEMENT FEES AND EXPENSES

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

For the period ended May 31, 1999 the Management Fees were $121,133 and the combined reimbursement of operating expenses was $19,381.

YIELD

For the period ended May 31, 1999 the annualized ratio of net investment income to average net assets was 5.03%.

At May 31, 1999 the SEC current yield was 5.46%.

REALIZED GAIN/LOSS

For the period ended May 31, 1999 the realized loss was $74,975. Of these losses $18,132 were due to sales of Fund investments and the balance were experienced when the Fund received principal paydowns at par for securities that were purchased at a premium.

DIVIDENDS PAID

During the period ended May 31, 1999 the Fund distributed dividends of $3,888.07 per share.

FUND DESIGNATED TARGET REGIONS AT MAY 31, 1999

The Fund's Designated Target Regions ("DTRs") are provided by Fund shareholders at the time of investment. At May 31, 1999 DTRs were:


                   -----------------------------------------------------------
                             DTRS                                      AMOUNT
                   -----------------------------------------------------------
                   Boston & Cambridge, MA                            $500,000
                   -----------------------------------------------------------
                   Massachusetts                                    8,000,000
                   -----------------------------------------------------------
                   New England                                     17,123,838
                   -----------------------------------------------------------
                      TOTAL                                       $25,623,838
                   -----------------------------------------------------------


FUND IMPACT PER THE COMMUNITY REINVESTMENT ACT.

The Fund invests in securities that support community development economic activity as defined in the Community Reinvestment Act.

At May 31, 1999 the Fund's investments made loans to 406 homebuyers with incomes below 80% of median income from the following states in the following numbers.


Massachusetts           300
Connecticut              31
Rhode Island             75
                       ----
                        406

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A full discussion of the risks associated with ownership of Fund shares appears in the Fund's Private Offering Memorandum. The Fund's market risks may be summarized as follows:

CREDIT RISK. All investments made by the Fund must be in securities of Agency or AAA credit quality. Fund investments will typically have one or more form of credit enhancement. All risk of default will be borne by the credit enhancer.

LIQUIDITY RISK. Securities purchased by the Fund will generally be privately placed debt instruments. The market for resale of these securities may be limited. Furthermore, the Fund may pay a premium for CRA securities purchased without any assurance that a comparable premium can be received upon sale of the security.

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



















Market Risk Associated with Fund portfolio holdings at May 31, 1999:

--------------------------------------------------------------------------------------------------------------------------
     Investments (at market)            Variable Rate                   Fixed Rate
--------------------------------------------------------------------------------------------------------------------------
Maturities less than 1 year                            -               $699,076.45 State Street repurchase agreement
--------------------------------------------------------------------------------------------------------------------------
Maturities (or weighted average lives)                                 $12,331,571.46 Fed Home Loan Adjustable Rate MBS
greater than 1 year less than 7
--------------------------------------------------------------------------------------------------------------------------
Maturities (or weighted average lives)                 -               $1,655,142.82 FannieMae 6% MBS
greater than 7 year less than 10                                       $8,223,380.82 FannieMae 6 1/2% MBS
                                                                       $2,017,743.43 Fannie Mae 6.84% MBS
--------------------------------------------------------------------------------------------------------------------------
Maturities (or weighted average lives)                 -                                       -
greater than 10 years
--------------------------------------------------------------------------------------------------------------------------
                                                                                                                    TOTAL
                                                                                                              $24,926,915
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
     Borrowings                                                             Variable Rate               Fixed Rate
--------------------------------------------------------------------------------------------------------------------------
Maturities less than 1 year                                                               -                    -
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Maturities (or weighted average lives) greater than 1 year less than 7                    -                    -
--------------------------------------------------------------------------------------------------------------------------
Maturities (or weighted average lives) greater than 7 year less than 10                   -                    -
--------------------------------------------------------------------------------------------------------------------------
Maturities (or weighted average lives) greater than 10 years                              -                    -
--------------------------------------------------------------------------------------------------------------------------


All Fund activities occur in U.S. dollars.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of
Access Capital Strategies Community Investment Fund, Inc.:


We have audited the accompanying statement of assets and liabilities of Access Capital Strategies Community Investment Fund, Inc., including the schedule of investments as of May 31, 1999 and the related statements of operations, changes in net assets and the financial highlights for the period from June 23, 1998 (commencement of operations) to May 31, 1999. These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of May 31, 1999 by correspondence with the custodian. Our audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Access Capital Strategies Community Investment Fund, Inc. as of May 31, 1999, the results of its operations, changes in its net assets and the financial highlights for the period from June 23, 1998 (commencement of operations) to May 31, 1999 in conformity with generally accepted accounting principles.

                                                   /s/ KPMG LLP

Boston, Massachusetts
July 8, 1999

                            ACCESS CAPITAL STRATEGIES
                         COMMUNITY INVESTMENT FUND, INC.
                             Schedule of Investments
                                  May 31, 1999

                                                                       PERCENT
                                                                       OF NET      PRINCIPAL         MARKET
                                                                       ASSETS       AMOUNT           VALUE
                                                                     ----------------------------------------

MORTGAGE-BACKED SECURITIES:                                               95.3%
Federal National Mortgage Association:                                    46.8%
6.84%, 3,01/27                                                                     $1,999,825      $2,017,744
6.50%, 3/01/29                                                                      1,345,721       1,310,575
6.00%, 4/01/29                                                                        776,876         736,819
6.50%, 4/01/29                                                                      2,585,934       2,518,548
6.00%, 5/01/29                                                                        953,166         918,326
6.50%, 5/01/29                                                                      4,435,820       4,394,256
Federal Home Loan Mortgage Corporation ARM:                               48.5%
6.10%, 12/01/27                                                                    12,348,934      12,331,571
                                                                                                -------------
Total mortgage-backed securities                                                                   24,227,839
                                                                                                -------------

REPURCHASE AGREEMENT:
State Street Bank Repurchase Agreement 3.50%,
dated 5/25/99, due 6/1/99, maturity value $699,552
(cost $699,076), collateralized by USTN, 5.25%, 01/31/01
market value $716,456                                                      2.7%       699,076         699,076
                                                                     -----------                -------------

TOTAL INVESTMENTS (cost $25,256,576)                                      98.0%                    24,926,915

OTHER ASSETS AND LIABILITIES                                               2.0%                       515,861
                                                                     -----------                -------------

Net assets                                                              100.00%                    25,442,776
                                                                     ===========                =============

ARM - Adjustable rate mortgage security. The rate shown is the current rate in effect at May 31, 1999.


See accompanying notes to financial statements.

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.


                       STATEMENT OF ASSETS AND LIABILITIES
                                  MAY 31, 1999
Assets:


Investments, at market value (cost:$25,256,576)                    $ 24,926,915
Interest Receivable                                                     540,615
                                                                   ------------

         Total Assets:                                               25,467,530
                                                                   ------------

Liabilities:

Accrued expenses                                                         24,754
                                                                   ------------
         Total Liabilities                                               24,754
                                                                   ------------


Net Assets                                                         $ 25,442,776
                                                                   ============

Net Assets represented by:
Additional paid-in capital                                         $ 25,624,837
Accumulated undistributed net investment income                         222,475
Accumulated net realized loss                                           (74,875)
Net unrealized depreciation on investments                             (329,661)
                                                                   ------------

                  Net assets                                       $ 25,442,776
                                                                   ============

                  Net asset value per share                        $  99,288.88

                  Shares outstanding                                    256.248


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                             STATEMENT OF OPERATIONS

           JUNE 23, 1998 (COMMENCEMENT OF OPERATIONS) TO MAY 31, 1999

------------------------------------------------------------------------------
INVESTMENT INCOME:
------------------------------------------------------------------------------
Interest                                                           $1,359,299
------------------------------------------------------------------------------

------------------------------------------------------------------------------
EXPENSES:
------------------------------------------------------------------------------
Administrative fee                                                     $7,268
------------------------------------------------------------------------------
Management fee                                                       $121,133
------------------------------------------------------------------------------
Custody fee                                                            $7,268
------------------------------------------------------------------------------
Organizational expense reimbursement fee                               $4,845
------------------------------------------------------------------------------
  TOTAL EXPENSES                                                     $140,514
------------------------------------------------------------------------------

------------------------------------------------------------------------------
NET INVESTMENT INCOME                                              $1,218,785
------------------------------------------------------------------------------
REALIZED AND UNREALIZED LOSS ON INVESTMENTS:
------------------------------------------------------------------------------
Net realized loss on investments                                      -74,875
------------------------------------------------------------------------------
Change in unrealized depreciation of investments                     -329,661
------------------------------------------------------------------------------
Net realized and unrealized loss on investments                      -404,536
------------------------------------------------------------------------------

------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                 $814,249
------------------------------------------------------------------------------
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                       STATEMENT OF CHANGES IN NET ASSETS

           JUNE 23, 1998 (COMMENCEMENT OF OPERATIONS) TO MAY 31, 1999


------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN NET ASSETS:
------------------------------------------------------------------------------
Operations:
------------------------------------------------------------------------------
Net investment income                                              $1,218,785
------------------------------------------------------------------------------
Net realized loss on investments                                      -74,875
------------------------------------------------------------------------------
Change in unrealized depreciation of investments                     -329,661
------------------------------------------------------------------------------
Increase in net assets resulting from operations                      814,249
------------------------------------------------------------------------------

------------------------------------------------------------------------------
DISTRIBUTIONS TO SHAREHOLDERS FROM:
------------------------------------------------------------------------------
Net investment income                                                -996,310
------------------------------------------------------------------------------
Total distribution to shareholders                                   -996,310
------------------------------------------------------------------------------

------------------------------------------------------------------------------
CAPITAL SHARE TRANSACTIONS:
------------------------------------------------------------------------------
Proceeds from sale of shares                                      $34,124,836
------------------------------------------------------------------------------
Shares redeemed                                                    -8,499,999
------------------------------------------------------------------------------
Change in net assets resulting from capital share transactions    $25,624,837
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Increase (decrease) in net assets                                 $25,442,776
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Net assets at beginning of period                                           0
------------------------------------------------------------------------------
------------------------------------------------------------------------------
NET ASSETS AT END OF PERIOD                                       $25,442,776
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Accumulated undistributed net investment income                      $222,475
------------------------------------------------------------------------------
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                              FINANCIAL HIGHLIGHTS

           JUNE 23, 1998 (COMMENCEMENT OF OPERATIONS) TO MAY 31, 1999


------------------------------------------------------------------------------
PER SHARE OPERATING PERFORMANCE:
------------------------------------------------------------------------------
Net asset value beginning of period                      $ 100,000.00
------------------------------------------------------------------------------
------------------------------------------------------------------------------
INCOME FROM INVESTMENT OPERATIONS:
------------------------------------------------------------------------------
Net investment income                                       $4,756.27
------------------------------------------------------------------------------
Net realized and unrealized loss on investments             (1,579.32)
------------------------------------------------------------------------------
Total from investment operations                            $3,176.95
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Less distributions from net investment income               $3,888.07
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Net asset value end of period                             $ 99,288.88
------------------------------------------------------------------------------
Net Assets, at end of period ($Millions)                         25.4
------------------------------------------------------------------------------
Ratio of expenses to Average Net Assets                          0.58%(a)
------------------------------------------------------------------------------
Ratio of Net Investment Income to Average Net Assets             5.03%(a)
------------------------------------------------------------------------------
Total return for period                                         3.17%
------------------------------------------------------------------------------
Portfolio turnover                                                29%
------------------------------------------------------------------------------
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

(a) Annualized

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.


                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1999


(1) ORGANIZATION

Access Capital Strategies Community Investment Fund, Inc. ("Fund"), a Maryland Corporation, is organized as a non-diversified closed-end management investment company electing status as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). The Fund commenced operations on June 23, 1998.

The Fund's investment objective is to invest in geographically specific private placement debt securities specifically designed to support underlying economic activities such as affordable housing, education, small business lending, and community development.


(2) SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies consistently followed by the Fund in the preparation of the financial statements. The policies are in conformity with generally accepted accounting principles, which require management to make estimates, and assumptions that affect amounts reported therein. Although actual results could differ from these estimates, any such differences are expected to be immaterial to the net assets of the Fund.

        (a)       VALUATION OF SECURITIES

                  Portfolio securities, the principal market for which is not a securities exchange, are valued at the mean between their latest bid and asked quotations in such principal market. If no such bid and asked prices are available, then the securities are valued in good faith at their respective fair market values using methods determined by the or under the supervision of the Board of Directors of the Fund. This includes the use of proprietary pricing models for mortgage-backed securities, mortgage-related, asset-backed and other debt related instruments, which take into consideration transactions in comparable securities and various relationships among securities and their yield to maturity.

                  Portfolio securities with a remaining maturity of 60 days or less are valued at their amortized cost, which approximates market value.

        (b)       REPURCHASE AGREEMENTS

                  It is the policy of the Fund to require the custodian bank to take possession, to have legally segregated in the Federal Reserve Book entry system all securities held as collateral in support of the repurchase agreement investments. Additionally, procedures have been established by the Fund to monitor, on a daily basis, the market value of each repurchase agreement's underlying securities to ensure the existence of a proper level of collateral.

                  The Fund will only enter into repurchase agreements with banks and other recognized financial institutions such as broker/dealers, which are deemed by the Fund's advisor to be creditworthy pursuant to guidelines established by the Directors. Risk may arise from potential inability of counter parties to honor the terms of the repurchase agreement. Accordingly, the fund could receive less than the repurchase price on the sale of the collateral securities.

         (c)      SECURITY TRANSACTIONS AND INVESTMENT INCOME

                  Security transactions are recorded on trade date. Realized gains and losses from security transactions are reported on an identified-cost basis. Income and expenses are recorded on the accrual basis. Premiums and discounts on mortgage-backed securities are amortized into interest income using the effective-yield method.

                  For federal income tax purposes at May 31, 1999, the cost of investments is $25,256,576 and the appreciation and depreciation on investments are $0 and $329,661 respectively.

         (d)      FEDERAL INCOME TAXES

                  No provision for federal income or excise taxes is required since the Fund intends to continue to qualify as a regulated investment company and distribute all of its taxable income to its shareholders.

         (e)      RECLASSIFICATION OF CAPITAL ACCOUNTS

                  Distributions are determined in accordance with income tax regulations, which may differ from generally accepted accounting principles. Accordingly, periodic reclassifications are made within the Fund's capital accounts to reflect income and gains available for distribution under income tax regulations.


         (f)      DISTRIBUTIONS TO SHAREHOLDERS

                  The Fund declares and distributes dividends quarterly from net investment income and annually from net realized capital gains, if any, after offsetting capital-loss carryovers.

(3) INVESTMENT MANAGEMENT AGREEMENT AND OTHER TRANSACTIONS WITH AFFILIATES Access Capital Strategies LLC ("Access") serves as an Investment Manager. Access is a registered investment adviser under the Investment Advisers Act 1940 ("Investment Advisers Act"). As of May 31, 1999, the Federal National Mortgage Association ("Fannie Mae") holds an 18.6% equity interest in Access. At May 31, 1999 the Fund held $11,896,268 in Fannie Mae mortgage-backed securities representing 46.8% of the Fund's net assets.

         Access receives from the Fund an annual management fee, paid quarterly, of fifty basis points (0.50%) of the Fund's average monthly gross assets less accrued liabilities, other than indebtedness for borrowing. Under the terms of the management agreement, Access has agreed to pay all operating expenses of the Fund. In turn, Access charges the Fund a fee equal to the lesser of three basis points (0.03%) of average monthly net assets, paid quarterly, or cumulative administrative expenses incurred by Access less cumulative administrative expenses reimbursed by the Fund. For the period June 23, 1998 to May 31, 1999, Access incurred $90,612 in administrative expenses and the Fund reimbursed Access $7,268 for such expenses. In the event the management agreement between Access and the Fund is terminated, the Fund will have no obligation to continue to pay Access for non-reimbursed administrative expenses.

         Upon closing of the Fund, Access agreed to pay all organization and offering costs of the Fund. In turn, the Fund is charged two basis points (0.02%) of the Fund's average monthly net assets, paid quarterly, to reimburse Access up to the amount of combined organizational and offering expenses. For the period from June 23,1998 to May 31, 1999, Access incurred $78,508 in organizational expenses and the Fund reimbursed Access $4,485 for such expenses. In the event the management agreement between Access and the Fund is terminated, the Fund will have no obligation to continue to pay Access for non-reimbursed organization and offering costs.

         Also, the Fund is charged three basis points (0.03%) of the Fund's monthly net assets for custody and fund accounting services.

         For certain issues purchased by the Fund, the issuer may pay a 100 basis point (1%) structuring fee to the Fund. For the period from June 23, 1998 to May 31, 1999, the Fund received $0 in structuring fees from issuers. In the event that the Fund receives a structuring fee from an issuer, Access charges the Fund an investment-structuring fee equal to basis points 100 basis points (1%). For the period from June 23, 1998 to May 31, 1999, the Fund paid Access $0 in structuring fees.

         Access maintains a shareholder account for each investor in the Fund. Investors making a commitment to the Fund pay Access a one-time commitment fee of twenty-five-basis points (.25%) of their commitment. During the period from June 23, 1998 to May 31, 1999, Access received $62,500 in commitment fees net of $21,250 in reimbursements.

(4)      CAPITAL SHARE TRANSACTIONS

         The Fund has authorized 10,000 shares of $.01 par value common stock. At May 31, 1999, there were 340.386 shares issued and 256.250 shares outstanding.

         Investors withdrawing from the Fund receive the then current net asset value redeemed, and the total redemption proceeds are subject to 1% withdrawal fee. During the period from June 23, 1998 to May 31, 1999, Access waived all withdrawal fees.

(5)      CAPITAL LOSS CARRY FORWARD

         For federal income tax purposes, the Fund had capital loss carryovers at May 31, 1999 of $16,310 which, if not offset by subsequent capital gains will expire in 2007. It is unlikely that the Board of

         Directors will authorize a distribution of any net realized capital gains until the available capital loss carryover has been offset or expired.

(6)      YEAR 2000 (UNAUDITED)

         The Fund receives services from a number of providers, which rely on the effective functioning of their respective systems and the systems of others to perform those services. It is generally recognized that certain systems in use today may not be able to perform their intended functions adequately after 1999 because of the inability of computer software to distinguish the year 2000 from the year 1900. Access is taking steps that it believes are reasonably designed to address this potential "Year 2000" problem and to obtain satisfactory assurances that comparable steps are being taken by the Fund's other major service providers. There can be no assurance, however, that these steps will be sufficient to avoid any adverse impact on the Fund from this problem.

This report covers the activity from June 23, 1998 (Commencement of Operations) to May 31, 1999.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Fund's Board of Directors will establish and review policy for the management of the Fund. A majority of the members of the Board, as required by
Section 56(a) of the 1940 Act, are disinterested. The Board will meet no less frequently than quarterly. The Board will review and approve annually the contracts between the Fund, Access, and any other affiliates of Access. Management will be responsible for all day-to-day business decisions regarding operations of the Fund. Specifically, all decisions about buying and selling portfolio investments will be Management's responsibility. The Board will review and consider the allocation of actual investments as compared to the allocation indicated by investors' Designated Target Regions.

         At May 31, 1999, the Fund's Directors were:

NAME                      AGE    POSITION     OTHER AFFILIATION                         OTHER BOARDS


Peter J. Blampied         55     Director     Former Chairman, President & CEO of       Northeast Investors Trust, Environmental
                                              Boston Five Bancorp.                      Power Corp, A.W. Perry, Inc. and The
                                                                                        Nellie Mae Foundation
Ronald A. Homer*          50     Director     CEO & Co-Managing Member, Access          Nellie Mae Corp
                                              Capital Strategies LLC.

Kevin J. Mulvaney         49     Director     President, Strategic Advisors Group.      NellieMae Corp (emeritus), PNC Bank, New
                                              Formerly president of DRI/McGraw-Hill     England
                                              and executive vice president of

*An "interested" Director.

OFFICERS

         At May 31, 1999, the officers of the Fund were:




NAME                             POSITION               OTHER AFFILIATION                     OFFICER SINCE
----                             --------               -----------------                     -------------

Ronald A. Homer                  Chairman               CEO & Co-Managing Member, Access      1998
                                                        Capital Strategies LLC

David F. Sand                    CEO                    President & Co-Managing Member,       1998
                                                        Access Capital Strategies LLC

Barbara J. Paige                 Senior Vice President  Vice President, Access Capital        1998
                                                        Strategies LLC


         The business backgrounds of the Fund's directors and officers are as follows:

Name                     Employers(5 years)                   Industry                      Job Description
----                     ------------------                   --------                      ---------------

Ronald A. Homer      Access Capital Strategies LLC     Investment Advisor            CEO & Co-Managing Member
                     Boston Bank of Commerce           Banking                       President & CEO (1983-1996)

 Peter J.            Independent                       Management                    Management Consultant (1993-1997)
Blampied             Boston Five Bancorp.              Consulting                    Former Chairman, President and
                                                       Banking                       CEO  (prior to 1993)

 Kevin J.            Strategic Advisors Group          Management Consulting         President  (4/97 - present)
Mulvaney             DRI/McGraw Hill                   Econometrics Publishing       President (1994 - 1997)
                     Bank of Boston                    Banking                       Executive Vice President and
                                                                                     Group Executive National Banking
                                                                                     (prior to 1993)


David F. Sand        Access Capital Strategies LLC     Investment Adviser            President & Co-Managing Member
                                                                                     (1997 - present)
                     Access Capital Strategies Corp.   Investment Adviser            CIO & CEO (prior to 1997)
                     Commonwealth Capital Strategies   Investment Banking            President  (prior to 1995)
                     Commonwealth Capital Partners     Investment Banking            Managing Director  (prior to 1994)

Barbara J. Paige     Access Capital Strategies LLC     Investment Adviser            Vice President (1997 - present)
                     Initiative for a Competitive      Business Development          Executive Director (1995 - 1996)
                     Inner City
                     Office of Management & Budget     Government                    Special Assistant to the Director (1993 - 1994)
                     TIAA/CREF                         Pension & Investments         Investment Officer (1982-1993)



ITEM 11. EXECUTIVE COMPENSATION

The Fund will pay no compensation to its officers who are "interested persons" (as defined in the 1940 Act) of the Manager or to its directors who are officers, directors or employees of Access or any "affiliated person" thereof (as defined in the 1940 Act). The Fund's disinterested directors received $2,000 per meeting. There were 4 meetings during the reporting period. Such directors also will be reimbursed by the Fund for their expenses in attending meetings of the Board or any committee thereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Owners:

At May 31, 1999 BankBoston owned 67.1% and Middlesex Savings Bank owned 19.3% of Fund shares outstanding.

Management:

Access Capital Strategies LLC, the Manager of the Fund, owned 0.10 Fund shares at May 31, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Fund may invest in securities guaranteed and issued by FannieMae. An affiliate of FannieMae is an investor in Access Capital Strategies LLC, the Fund Manager. The Fund Directors have adopted policies and procedures to govern the direct purchase of FannieMae mortgage-backed securities by the Fund from the FannieMae Customer Service Trading Desk.

At May 31, 1999 the Fund owned $11.9 million in FannieMae mortgage-backed securities representing 46.8% of the Fund's net assets.

Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS

(a)(1) The following financial statements are incorporated by reference from
Item 8 hereof:

Statements of Assets and Liabilities as of May 31, 1999

Statements of Operations for the period June 23, 1998 (Commencement of Operations) to May 31, 1999

Statements of Changes in Net Assets for period June 23, 1998 (Commencement of Operations) to May 31, 1999

Financial Highlights for period June 23, 1998 (Commencement of Operations) to May 31, 1999

Notes to Financial Statements

Independent Auditors' Report

(a)(2) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

(a)(3) The following exhibits are included as part of this Form 10-K.

Exhibit           Exhibit
No.

23.           Consent of Independent Public Accountants
27.           Financial Data Schedule



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         The Company is not involved in any pending legal proceedings.

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports
         The following Exhibits are filed as part of this Report:

  (a)    (1)            N/A
         (2)            None
         (3)      (i)   Incorporated by reference from an exhibit in Form 10-Q
                        for the period ended August 31, 1998
                  (ii)  Incorporated by reference from an exhibit in Form 10-Q for the period ended August 31, 1998
         (4)            N/A
         (5)            N/A
         (8)            N/A
         (9)            None
         (10)     (i)   Incorporated by reference from an exhibit in Form 10-Q
                        for the period ended August 31, 1998
                  (iii) (A) Incorporated by reference from an exhibit in Form
                            10-Q for the period ended August 31, 1998
         (11)           N/A
         (12)           N/A
         (13)           N/A
         (15)           N/A
         (16)           None
         (17)           N/A
         (18)           None
         (19)           N/A
         (20)           N/A
         (21)           None
         (22)           None
         (23)           Consent of Independent Public Accountants
         (24)           None
         (25)           N/A
         (26)           N/A
         (27)           Financial Data Schedule
  (b)    Reports on Form 8-K
          None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     Access Capital Strategies Community Investment Fund, Inc.


Date:   December 18, 2000     /S/  RONALD A. HOMER
                             -----------------------------------------
                             Ronald A. Homer, Chairman

Date:   December 18, 2000     /S/  KEVIN J. MULVANEY
                             -----------------------------------------
                             Kevin J. Mulvaney, Director

Date:   December 18, 2000     /S/  PETER BLAMPIED
                             -----------------------------------------
                             Peter Blampied, Director


Date:   December 18, 2000     /S/  DAVID F. SAND
                             -----------------------------------------
                             David F. Sand, Chief Executive Officer,
                             Principal Financial Officer, Principal Accounting Officer