Form 10-Q
period 1999-08-31
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2000-12-19
CIK 1040241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _______ TO _______________

                          COMMISSION FILE NO. 814-143

          ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC./MA
        ----------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                MARYLAND                                     04-3369393
-------------------------------------               ----------------------------
  (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

          124 MT. AUBURN STREET, SUITE 200N         CAMBRIDGE, MA 02138
       -----------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                  617-576-5858
       -----------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      N/A
       -----------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                     REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X ]

The registrant had nine shareholders and 266.339 shares of common stock outstanding as of August 31, 1999.

                                      INDEX

                 Access Capital Community Investment Fund, Inc.

PART I.  FINANCIAL INFORMATION

                  Item 1.    Financial Statements (unaudited)

                                    Statements of Assets and Liabilities- August
                                    31, 1999, May 31, 1999, and August 31, 1998

                                    Statements of Operations - Three months
                                    ended August 31, 1999 and 1998

                                    Statements of Changes in Net Assets - Three months ended August 31, 1999 and 1998

                                    Financial Highlights - Three months ended
                                    August 31, 1999, and 1998

                                    Notes to Consolidated Financial Statements

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

                  Item 6.   Exhibits and reports

                  Signatures

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                      STATEMENTS OF ASSETS AND LIABILITIES
                                   (UNAUDITED)

---------------------------------------------------- ------------------------ ------------------------ -----------------------------
                                                         August 31, 1999           May 31, 1999              August 31, 1998
---------------------------------------------------- ------------------------ ------------------------ -----------------------------
ASSETS:
---------------------------------------------------- ------------------------ ------------------------ -----------------------------
Investments, at market value (cost: $32,374,095.86)           $31,703,924.39              $24,926,915                $25,146,061.90
---------------------------------------------------- ------------------------ ------------------------ -----------------------------
Interest Receivable                                              $420,220.14                 $540,615                 $1,091,843.04
---------------------------------------------------- ------------------------ ------------------------ -----------------------------
TOTAL ASSETS:                                                 $32,124,144.53              $25,467,530                $26,237,904.94
---------------------------------------------------- ------------------------ ------------------------ -----------------------------
LIABILITIES:
---------------------------------------------------- ------------------------ ------------------------ -----------------------------
Accrued expenses                                                  $25,415.25                  $24,754                    $28,706.37
---------------------------------------------------- ------------------------ ------------------------ -----------------------------
Accrued interest expense                                           $1,883.39                        0                             0
---------------------------------------------------- ------------------------ ------------------------ -----------------------------
Reverse repurchase agreement                                   $6,000,000.00                        0                             0
---------------------------------------------------- ------------------------ ------------------------ -----------------------------
Total Liabilities                                              $6,027,298.64                  $24,754                    $28,706.37
---------------------------------------------------- ------------------------ ------------------------ -----------------------------
Net Assets                                                    $26,096,845.89              $25,442,776                $26,209,198.57
---------------------------------------------------- ------------------------ ------------------------ -----------------------------
NET ASSETS REPRESENTED BY:
---------------------------------------------------- ------------------------ ------------------------ -----------------------------
Paid-in capital                                               $26,624,837.76              $25,624,837                $25,624,837.76
---------------------------------------------------- ------------------------ ------------------------ -----------------------------
Accumulated undistributed net investment income                  $252,355.55                 $222,475                   $245,851.11
---------------------------------------------------- ------------------------ ------------------------ -----------------------------
Accumulated net realized loss                                    -155,978.29                  -74,875                     -9,040.09
---------------------------------------------------- ------------------------ ------------------------ -----------------------------
Net unrealized appreciation/(depreciation) on                    -624,369.39                 -329,661                   $347,549.53
investments
---------------------------------------------------- ------------------------ ------------------------ -----------------------------
Net assets                                                    $26,096,845.89              $25,442,776                $26,209,198.57
---------------------------------------------------- ------------------------ ------------------------ -----------------------------
Net asset value per share                                         $97,983.57               $99,288.88                   $102,279.80
---------------------------------------------------- ------------------------ ------------------------ -----------------------------
Shares outstanding                                                   266.339                  256.248                       256.248
------------------------------------------------------------------------------------------------------------------------------------
                                              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------------------------------------------------------------

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

      -------------------------------------------- -------------------------------------- ---------------------------------------
                                                   June 1 to August 31, 1999              June 23, 1998
                                                                                          (Commencement Of Operations)
                                                                                           to August 31, 1998
      -------------------------------------------- -------------------------------------- ---------------------------------------
      INTEREST INCOME:
      -------------------------------------------- -------------------------------------- ---------------------------------------
      Interest                                                               $438,982.80                             $274,557.48
      -------------------------------------------- -------------------------------------- ---------------------------------------
      EXPENSES:
      -------------------------------------------- -------------------------------------- ---------------------------------------
      Administrative fee                                                       $1,936.95                               $1,484.81
      -------------------------------------------- -------------------------------------- ---------------------------------------
      Management fee                                                          $32,282.51                              $24,746.87
      -------------------------------------------- -------------------------------------- ---------------------------------------
      Custody fee                                                              $1,936.95                               $1,484.81
      -------------------------------------------- -------------------------------------- ---------------------------------------
      Organizational expense reimbursement fee                                 $1,291.30                                 $989.88
      -------------------------------------------- -------------------------------------- ---------------------------------------
        Total fee expense                                                     $37,447.71                              $28,706.37
      -------------------------------------------- -------------------------------------- ---------------------------------------
      Interest expense                                                        $31,536.17                                       0
      -------------------------------------------- -------------------------------------- ---------------------------------------
      TOTAL EXPENSES:                                                         $68,983.88                              $28,706.37
      -------------------------------------------- -------------------------------------- ---------------------------------------

      -------------------------------------------- -------------------------------------- ---------------------------------------
      NET INVESTMENT INCOME:                                                 $369,998.92                             $245,851.11
      -------------------------------------------- -------------------------------------- ---------------------------------------
      Net realized (loss) on investments                                      -81,103.58                               -9,040.09
      -------------------------------------------- -------------------------------------- ---------------------------------------
      Change in unrealized                                                   -294,707.93                             $347,549.53
      appreciation/(depreciation) of investments
      -------------------------------------------- -------------------------------------- ---------------------------------------
      Net realized and unrealized gain/loss on                               -375,811.51                             $338,509.44
      investments
      -------------------------------------------- -------------------------------------- ---------------------------------------
      NET INCREASE/(DECREASE) IN NET ASSETS                                    -5,812.59                             $584,360.55
      RESULTING FROM OPERATIONS
      ---------------------------------------------------------------------------------------------------------------------------
                                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
      ---------------------------------------------------------------------------------------------------------------------------

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

-------------------------------------------------- -------------------------------------------- -----------------------------------
                                                          June 1 to August 31, 1999             June 23, 1998
                                                                                                (Commencement Of Operations)
                                                                                                to August 31,1998
-------------------------------------------------- -------------------------------------------- -----------------------------------
NET INCREASE (DECREASE) IN NET ASSETS:
-------------------------------------------------- -------------------------------------------- -----------------------------------
OPERATIONS:
-------------------------------------------------- -------------------------------------------- -----------------------------------
Net Investment Income                                                              $369,998.92                         $245,851.11
-------------------------------------------------- -------------------------------------------- -----------------------------------
Net realized gain/loss on investments                                               -81,103.58                           -9,040.09
-------------------------------------------------- -------------------------------------------- -----------------------------------
Change in unrealized appreciation/(depreciation)                                   -294,707.93                         $347,549.53
of investments
-------------------------------------------------- -------------------------------------------- -----------------------------------
Increase/(decrease) in net assets resulting from                                     -5,812.59                         $584,360.55
operations
-------------------------------------------------- -------------------------------------------- -----------------------------------
DISTRIBUTIONS TO SHAREHOLDERS FROM:
-------------------------------------------------- -------------------------------------------- -----------------------------------
Net investment income                                                              $340,117.97                                   0
-------------------------------------------------- -------------------------------------------- -----------------------------------
Total distribution to shareholders                                                 $340,117.97                                   0
-------------------------------------------------- -------------------------------------------- -----------------------------------
CAPITAL SHARE TRANSACTIONS:
-------------------------------------------------- -------------------------------------------- -----------------------------------
Proceeds from sale of shares                                                     $1,000,000.00                      $28,624,838.02
-------------------------------------------------- -------------------------------------------- -----------------------------------
Shares redeemed                                                                              0                       -3,000,000.00
-------------------------------------------------- -------------------------------------------- -----------------------------------
Change in net assets resulting from capital                                      $1,000,000.00                      $25,624,838.02
share transactions
-------------------------------------------------- -------------------------------------------- -----------------------------------

-------------------------------------------------- -------------------------------------------- -----------------------------------
Increase (decrease) in net assets                                                  $654,069.44                      $26,209,198.57
-------------------------------------------------- -------------------------------------------- -----------------------------------

-------------------------------------------------- -------------------------------------------- -----------------------------------
Net assets at beginning of period                                               $25,442,776.45                                   0
-------------------------------------------------- -------------------------------------------- -----------------------------------
NET ASSETS AT END OF PERIOD                                                     $26,096,845.89                      $26,209,198.57
-----------------------------------------------------------------------------------------------------------------------------------
                                                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------------------------------------------------------------

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                              FINANCIAL HIGHLIGHTS
                                   (UNAUDITED)

---------------------------------------------------- ---------------------------------- -------------------------------------------
                                                          June 1 to August 31, 1999     June 23, 1998 (Commencement Of Operation)
                                                                                        to August 31, 1998
---------------------------------------------------- ---------------------------------- -------------------------------------------
PER SHARE OPERATING PERFORMANCE:
---------------------------------------------------- ---------------------------------- -------------------------------------------
Net asset value beginning of period                                         $99,288.88                                 $100,000.00
---------------------------------------------------- ---------------------------------- -------------------------------------------
Income from investment operations
---------------------------------------------------- ---------------------------------- -------------------------------------------
Net investment income                                                        $1,419.43                                     $959.42
---------------------------------------------------- ---------------------------------- -------------------------------------------
Net realized and unrealized gain/loss                                        -1,397.44                                   $1,320.38
on investments
---------------------------------------------------- ---------------------------------- -------------------------------------------
Total from investment operations                                                $21.29                                   $2,279.80
---------------------------------------------------- ---------------------------------- -------------------------------------------
Less distributions from net investment income                                $1,327.30                                           0
---------------------------------------------------- ---------------------------------- -------------------------------------------
Net asset value end of period                                               $97,983.57                                 $102,279.80
---------------------------------------------------- ---------------------------------- -------------------------------------------
Net Assets, end of period                                                        $26.1                                       $26.2
($ Millions)
---------------------------------------------------- ---------------------------------- -------------------------------------------
Ratio of expenses to average net assets                                          0.58%                                       0.58%
---------------------------------------------------- ---------------------------------- -------------------------------------------
Ratio of net investment income to average net                                     5.9%                                        5.1%
assets
---------------------------------------------------- ---------------------------------- -------------------------------------------
Total return for period                                                         -0.01%                                       2.28%
---------------------------------------------------- ---------------------------------- -------------------------------------------
                                         SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------------------------------------------------------------

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements reflect the results of operations for Access Capital Strategies Community Investment Fund, Inc. and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. The results of operations and other data for the three months ended August 31, 1999 are not necessarily indicative of the results that may be expected for any interim period or the fiscal year ending May 31, 2000. The information in this report should be read in conjunction with the financial statements and accompanying notes included in the May 31, 1999 Annual Report on Form 10-K. The Fund has not changed its accounting and reporting policies from those disclosed in its May 31, 1999 financial statements.

In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the statement of assets and liabilities and revenues and expenses for the period. Actual results could differ from those estimates; any such differences are expected to be immaterial to the net assets of the Fund.

This report covers the activity from June 1 to August 31, 1999.

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

Management believes the Fund was in compliance with the above requirements for the period ended August 31, 1999.

FUND OPERATIONS

INVESTMENT ACTIVITY

The Fund purchased $14,485,515 in new securities with yields to maturity of 6.91% to 7.62%. In the year ago quarter ended August 31, 1998 the Fund's initial investment $25.2 million original face hybrid Federal Home Loan Adjustable Rate MBS was purchased at a yield to reset of 5.39%.

The Fund sold $6,000,000 of a Federal Home Loan Adjustable Rate MBS in June 1999 for a loss of $60,447 and $1,385,000 of the same issue in July 1999 for a loss of $14,554.

The Fund is permitted to use leverage in its investment program. For the period ended August 31, 1999 the Fund averaged $6.0 million in borrowings at an average rate of 5.43%. The total proceeds from borrowings were used to support additional investments in the Fund's Designated Target Regions.

NET ASSETS AND FUND HOLDINGS AT AUGUST 31, 1999

At August 31, 1999 the Fund's Net Asset Value was $26.1 million, or $97,983.57 per share. At the prior fiscal year end May 31, 1999 the Net Asset Value was $25.4 million, or $99,288.88 per share. A year ago at August 31, 1998 the Fund's Net Asset Value was $26.2 million, or $102,279.80 per share.

The $700,000, or 2.8%, quarter-to-quarter increase in net assets from $25.4 million to $26.1 million was attributable to the sale of $1,000,000 of new shares less realized and unrealized losses for the period.

For the quarter ended August 31, 1999 the Net Asset Value per share of $97,983.57 represented a decrease of $1,305.31 or -1.3% over the prior quarter May 31, 1999 Net Asset Value per share of $99,288.88 and a decrease of $4,296.23 or -4.2% from the year ago August 31, 1998 Net Asset Value per share of $102,279.80. The declines in Net Asset Values were attributable to a corresponding rise in interest rates in the long and short end of the market.

The Fund owned:

     1 Federal Home Loan Mortgage Corp Adjustable Rate Mortgage Backed Security in the amount of $6.1million

     1 Federal Home Loan Mortgage Corp. Mortgage Backed Security in the amount of $1.0 million
     24 Fixed Rate US Agency Mortgage Backed Securities in aggregate amount of $24.5 million

INVESTMENT INCOME

The Fund had investment income net of all fees (as discussed below) of $369,999 for the quarter ended August 31, 1999 representing a 50.5% increase from the year ago period ended August 31, 1998 when the Fund had investment income of $245,851. This increase is attributable to a combination of factors including a lengthening of maturities and a 3.9% increase in average net assets invested for the quarter ended August 31, 1999 compared to the quarter ended August 31, 1998.

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

For the quarter ended August 31, 1999 the Management Fee was $32,283 and the combined reimbursement of operating expenses were $5,165. From June 23, 1998 (Commencement of Operations) to August 31, 1998 the Management Fee was $24,747 and the combined reimbursement fee was $3,960. These increases were due to increases in the net assets of the Fund.

YIELD

For the quarter ending August 31, 1999 the SEC current yield was 6.23% compared to SEC current yield of 5.11% for the year ago period ending August 31, 1998. This increase is due to higher interest rates.

For the quarter ending August 31, 1999 the ratio of net investment income to average net assets was 5.9% compared to 5.1% for the year ago period. This increase is due to new Fund purchases in a higher interest rate environment and a movement towards longer-term maturities in Fund assets.

REALIZED GAIN/LOSS

For the quarter ended August 31, 1999 the realized loss was $81,103 on principal paydowns and sales of $7.4 million in securities compared to a realized loss of $9,040 in the comparable year ago 69 day period.

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

The Fund pays dividends on a calendar quarter. The Fund paid a quarterly dividend of $1,327.30 per share on July 6, 1999 to shareholders of record June 30, 1999. A year ago, the Fund had not yet declared a dividend.

TOTAL RETURN

For the quarter ended August 31, 1999 the total return was -0.01% compared to a total return of 2.28% in the comparable year ago period. Returns for Agency MBS were essentially unchanged in the current quarter, while the year ago period was a time of substantial turmoil in the fixed income markets leading to higher prices for high credit quality securities such as those owned by the Fund.

FUND DESIGNATED TARGET REGIONS AT AUGUST 31, 1999

The Fund's Designated Target Regions ("DTRs") are provided by Fund shareholders at the time of investment. At August 31, 1999 DTRs were:

                     ------------------------------------------------- ----------------------------------------
                                             DTRS                                       AMOUNT
                     ------------------------------------------------- ----------------------------------------
                     Boston & Cambridge, MA                                                           $500,000
                     ------------------------------------------------- ----------------------------------------
                     Massachusetts                                                                   8,000,000
                     ------------------------------------------------- ----------------------------------------
                     New England                                                                    17,123,838
                     ------------------------------------------------- ----------------------------------------
                     New Jersey                                                                      1,000,000
                     ------------------------------------------------- ----------------------------------------
                     TOTAL                                                                         $26,623,838
                     ------------------------------------------------- ----------------------------------------

FUND IMPACT PER THE COMMUNITY REINVESTMENT ACT.

The Fund invests in securities that support community development economic activity as defined in the Community Reinvestment Act.

At August 31, 1999 the Fund's investments made loans to 546 homebuyers with incomes below 80% of median income from the following states in the following numbers.

Massachusetts               391
Connecticut                  70
Rhode Island                 76
New Jersey                    9
                           ----
                            546

LIQUIDITY DISCUSSION

SALE AND REDEMPTION OF FUND SHARES

Fund shares are sold only to qualified investors who complete a Subscription Agreement. All investors in the Fund must provide a Designated Target Region as the desired location for their investment.

On July 21, 1999 one investor purchased a total of 10.091 shares at a Net Asset Value per share of $99,102.54 resulting in total new proceeds of $1million. The investor designated portions of New Jersey as their Designated Target Region. In the year ago quarter ended August 31, 1998, 285.983 Fund shares were sold to six investors resulting in total new proceeds of $28,624,838.

As discussed in the Private Offering Memorandum, the Fund allows shareholders to redeem their shares in accordance with Rule 23c-3 of the Investment Company Act of 1940.

There were no redemptions of Fund shares during this period. There were no redemptions in the previous quarter, in the year ago 69 day period ended August 31, 1998 there were 29.736 shares redeemed for a total of $3 million.

ITEM 3.

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

Market Risk Associated with Fund portfolio holdings at August 31, 1999:

----------------------------------------------- --------------------------------- --------------------------------------------------
            Investments (at market)                       Variable Rate                               Fixed Rate
----------------------------------------------- --------------------------------- --------------------------------------------------
Maturities less than 1 year                                     -                  $699,076.45 State Street repurchase agreement
----------------------------------------------- --------------------------------- --------------------------------------------------
Maturities (or weighted average lives) greater                  -                  $5,405,515.53 Fed Home Loan Adjustable Rate MBS
than 1 year less than 7
----------------------------------------------- --------------------------------- --------------------------------------------------
Maturities (or weighted average lives) greater                  -                  $1,622,058.41 FannieMae 6% MBS
than 7 year less than 10                                                           $11,872,607.75 FannieMae 61/2% MBS
                                                                                   $1,058,971.93 FreddieMac 6 1/2% MBS
                                                                                   $1,892,104.28 Fannie Mae 6.84% MBS
                                                                                   $6,968,932.86 FannieMae 7% MBS
                                                                                   $601,656.80 FannieMae 7.09% MBS
                                                                                   $466,682.91 FannieMae 7.44% MBS
                                                                                   $1,116,317.00 FannieMae 7 1/2% MBS
----------------------------------------------- --------------------------------- --------------------------------------------------
Maturities (or weighted average lives) greater                  -                                          -
than 10 years
----------------------------------------------- --------------------------------- --------------------------------------------------
TOTAL                                                                                                                   $31,703,924
----------------------------------------------- --------------------------------- --------------------------------------------------

------------------------------------------------------------------------------------------ ------------------- ---------------------
Borrowings                                                                                    Variable Rate          Fixed Rate
------------------------------------------------------------------------------------------ ------------------- ---------------------
Maturities less than 1 year                                                                         -           ($6,000,000.00)
                                                                                                                Reverse repurchase
                                                                                                                agreement with
                                                                                                                State Street Bank -
------------------------------------------------------------------------------------------ ------------------- ---------------------
Maturities (or weighted average lives) greater than 1 year less than 7                              -                    -
------------------------------------------------------------------------------------------ ------------------- ---------------------
Maturities (or weighted average lives) greater than 7 year less than 10                             -                    -
------------------------------------------------------------------------------------------ ------------------- ---------------------
Maturities (or weighted average lives) greater than 10 years                                        -                    -
------------------------------------------------------------------------------------------ ------------------- ---------------------
TOTAL                                                                                                           ($6,000,000)
------------------------------------------------------------------------------------------ ------------------- ---------------------


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
             (2)               None
             (3)      (i)      Incorporated by Reference from an exhibit in
                               Form 10-Q for the period ended August 31, 1998.
                      (ii)     Incorporated by Reference from an exhibit in
                               Form 10-Q for the period ended August 31, 1998.
             (4)               N/A
             (5)               N/A
             (8)               N/A
             (9)               None
             (10)     (i)      Incorporated by Reference from an exhibit in
                               Form 10-Q for the period ended August 31, 1998.
                      (iii)(A) Incorporated by Reference from an exhibit in
                               Form 10-Q for the period ended August 31, 1998.
             (11)              N/A
             (12)              N/A
             (13)              N/A
             (15)              N/A
             (16)              None
             (17)              N/A
             (18)              None
             (19)              N/A
             (20)              N/A
             (21)              None
             (22)              None
             (23)              None
             (24)              None
             (25)              N/A
             (26)              N/A
             (27)              Financial Data Schedule
    (b)      Reports on Form 8-K
              None.

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