Form 10-Q
period 1999-11-30
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2000-12-19
CIK 1040241

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _______ TO _______________

                         COMMISSION FILE NO. 814-143


          ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC./MA
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              MARYLAND                                          04-3369393
---------------------------------------                    -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The registrant had eleven shareholders and 289.655 shares of common stock outstanding as of November 30, 1999.

                                      INDEX

                 Access Capital Community Investment Fund, Inc.

PART I.  FINANCIAL INFORMATION

                  Item 1.    Financial Statements (unaudited)

                                    Statements of Assets and Liabilities-
                                    November 30,1999, May 31, 1999, and
                                    November 30, 1998

                                    Statements of Operations - Three months
                                    ended November 30, 1999 and 1998 Six months ended November 30, 1999 and 1998


                                    Statements of Changes in Net Assets - Three months ended November 30, 1999 and 1998 Six months ended November 30, 1999 and 1998

                                    Financial Highlights - Three months ended
                                    November 30, 1999 and 1998 Six months ended
                                    November 30, 1999 and 1998

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

                  Item 5.   Other information

                  Item 6.   Exhibits and reports

                  Signatures

           ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.



                      STATEMENTS OF ASSETS AND LIABILITIES



                                                                  November 30, 1999      May 31, 1999        November 30,1998
                                                                     (Unaudited)                                (Unaudited)
                                                                  -----------------      ------------        ----------------
ASSETS:
Investments, at market value (cost: $32,800,296.07,                 $33,187,999.54       $24,926,915          $24,815,844.51
$25,256,576 and $24,914,195.52)

Interest Receivable                                                 $   248,877.49       $   540,615          $   930,451.55
                                                                    --------------       -----------          --------------

TOTAL ASSETS:                                                       $33,436,877.03       $25,467,530          $25,746,296.06
                                                                    --------------       -----------          --------------

Accrued expenses                                                    $    27,133.96                            $    25,237.13

Accrued interest expense                                            $       479.45       $    24,754                       0

Reverse repurchase agreement                                        $ 5,000,000.00                 0                       0
                                                                    --------------       -----------          --------------

Total Liabilities                                                   $ 5,027,613.41       $    24,754          $    25,237.13
                                                                    --------------       -----------          --------------

Net Assets                                                          $28,409,263.34        25,442,776          $25,721,058.93

NET ASSETS REPRESENTED BY:

Paid-in capital                                                     $28,874,837.76       $25,624,837          $25,624,837.76

Accumulated undistributed net investment income                     $   298,192.30       $   222,475          $   217,469.81

Accumulated net realized loss                                          -151,470.19           -74,875              -22,897.89

Net unrealized appreciation/(depreciation) on investments              -612,296.53          -329,661              -98,351.01

Net assets                                                          $28,409,263.34       $25,442,776          $25,721,058.93

Net asset value per share                                           $    98,079.66       $ 99,288.88          $   100,374.86

Shares outstanding                                                         289.655           256.248                 256.248

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                 June 23, 1998
                                                                                                               (Commencement Of
                                                   September 1 to      September 1 to        June 1 to           Operations) to
                                                 November 30, 1999   November 30, 1998    November 30,1999     November 30, 1998
                                                 -----------------   -----------------    ----------------     -----------------
INTEREST INCOME:

Interest                                            $551,334.37         $ 365,512.47        $ 990,317.17          $ 640,069.95

EXPENSES:

Administrative fee                                  $  2,032.72         $   1,954.31        $   3,969.67          $   3,439.12

Management fee                                      $ 33,878.71         $  32,571.86        $  66,161.22          $  57,318.73

Custody fee                                         $  2,032.72         $   1,954.32        $   3,969.67          $   3,439.13

Organizational expense reimbursement fee            $  1,355.15         $   1,302.87        $   2,646.45          $   2,292.75
                                                    -----------         ------------        ------------          ------------

   Total fee expense                                $ 39,299.30         $  37,783.36        $  76,747.01          $  66,489.73

Interest expense                                    $ 76,251.39                    0        $ 107,787.56                     0
                                                    -----------         ------------        ------------          ------------

   TOTAL EXPENSES:                                  $115,550.69         $  37,783.36        $ 184,534.57          $  66,489.73


NET INVESTMENT INCOME:                              $435,783.68         $ 327,729.11        $ 805,782.60          $ 573,580.22
                                                    -----------         ------------        ------------          ------------

Net realized gain/loss on investments               $  4,508.10           -13,857.80          -76,595.48            -22,897.89

Change in unrealized appreciation/(depreciation)
of investments                                      $ 12,072.86          -445,900.54         -282,635.07            -98,351.01
                                                    -----------         ------------        ------------          ------------

Net realized and unrealized gain/ (loss) on
investments                                         $ 16,580.96          -459,758.34         -359,230.55           -121,248.90

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS                                     $452,364.64          -132,029.23        $ 446,552.05          $ 452,331.32

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

                                                                                                               June 23, 1998
                                                                                                             (Commencement Of
                                                September 1 to      September 1 to         June 1 to           Operations) to
                                              November 30, 1999    November 30, 1998    November 30,1999     November 30, 1998
NET INCREASE (DECREASE) IN NET ASSETS:

OPERATIONS:

Net Investment Income                           $   435,783.68       $   327,729.11       $   805,782.60       $   573,580.22

Net realized gain/loss on
investments                                     $     4,508.10           -13,857.80           -76,595.48           -22,897.89

Change in unrealized
appreciation/(depreciation) of
investments                                     $    12,072.86          -445,900.54          -282,635.07           -98,351.01
                                                --------------       --------------       --------------       --------------

Increase/(decrease) in net
assets resulting from
operations                                      $   452,364.64          -132,029.23       $   446,552.05       $   452,331.32

DISTRIBUTION TO SHAREHOLDERS FROM:

Net Investment Income                           $   389,946.93       $   356,110.41       $   730,064.90       $   356,110.41
                                                --------------       --------------       --------------       --------------

Total distribution to
shareholders                                    $   389,946.93       $   356,110.41       $   730,064.90       $   356,110.41
                                                --------------       --------------       --------------       --------------

CAPITAL SHARE TRANSACTIONS:

Proceeds from sale of shares                    $ 2,250,000.00       $ 5,500,000.00       $ 3,250,000.00       $34,124,838.02

Shares redeemed                                              0        -5,500,000.00                    0        -8,500,000.00
                                                --------------       --------------       --------------       --------------

Change in net assets resulting
from capital share transactions                 $ 2,250,000.00                    0       $ 3,250,000.00       $25,624,838.02
                                                                                          --------------

Increase/(decrease) in net
assets                                          $ 2,312,417.73          -488,139.64       $ 2,966,487.15       $25,721,058.93

Net assets at beginning of
period                                          $26,096,845.89       $26,209,198.57       $25,442,776.45                    0
                                                --------------       --------------       --------------       --------------

NET ASSETS AT END OF PERIOD                     $28,409,263.62       $25,721,058.93       $28,409,263.62       $25,721,058.93

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

           ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                              FINANCIAL HIGHLIGHTS
                                  (UNAUDITED)

                                                                                                                   June 23, 1998
                                                                                                                 (Commencement of
                                                     September 1 to      September 1 to          June 1 to        Operations) to
                                                    November 30, 1999   November 30, 1998    November 30, 1999   November 30, 1998
                                                    -----------------   -----------------    -----------------   -----------------
PER SHARE OPERATING PERFORMANCE:

Net asset value beginning of period                    $97,983.57          $102,279.80          $99,288.88          $100,000.00
                                                       ----------          -----------          ----------          -----------

Income from investment operations

Net Investment Income                                  $ 1,583.86          $  1,278.94          $ 3,003.29          $  2,238.36

Net realized and unrealized gain/(loss) on
investments                                                 60.26            -1,794.18           -1,337.18              -473.80
                                                       ----------          -----------          ----------          -----------

Total from investment operations                       $ 1,644.12              -515.24          $ 1,665.41          $  1,764.56
                                                       ----------          -----------          ----------          -----------

Less distributions from net investment income          $ 1,548.03          $  1,389.71          $ 2,875.33          $  1,389.71
                                                       ----------          -----------          ----------          -----------

Net asset value end of period                          $98,079.66          $100,374.86          $98,079.66          $100,374.86

Net assets, at end of period ($ Millions)              $     28.4          $      25.7          $     28.4          $      25.7

Ratio of expenses to average net assets                      0.58%                0.58%               0.58%                0.58%

Ratio of net investment income to average
net assets                                                    6.4%                 5.1%                6.2%                 5.2%

Total return for period                                      1.57%               -2.72%               1.58%                1.74%

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect the results of operations for Access Capital Strategies Community Investment Fund, Inc. and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. The results of operations and other data for the three months ended November 30, 1999 are not necessarily indicative of the results that maybe expected for any other interim period or the fiscal year ending May 31, 2000. The information in this report should be read in conjunction with the financial statements and accompanying notes included in the May 31, 1999 Annual Report on Form 10-K. The Fund has not changed its accounting and reporting policies from those disclosed in its May 31, 1999 financial statements.

In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the statement of assets and liabilities and revenues and expenses for the period. Actual results could differ from those estimates; any such differences are expected to be immaterial to the net assets of the Fund.

This report covers the activity from September 1 to November 30, 1999.

ITEM 2:

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     This quarterly report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among factors, changes in interest rates, fluctuations in assets under management and other sources of fee income, changes in assumptions used in making such forward-looking statements, as well as the factors listed under " Risk Factors and Factors Affecting Forward Looking Statements" in the Company's Annual Report on Form 10-K for the year ended May 31, 2000.

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

Management believes the Fund was in compliance with the above requirements for the period ended November 30, 1999.

FUND OPERATIONS

INVESTMENT ACTIVITY

In the quarter ended November 30, 1999 the Fund purchased $1,515,613 in new securities with a yield to maturity of 7.42%. In the year ago quarter ended November 30, 1998 the Fund did not make any purchases other than short-term investment of portfolio income.

There were no Fund sales during the quarter ended November 30, 1999.

The Fund is permitted to use leverage in its investment program. For the period ended November 30, 1999, the Fund averaged $5 million in borrowings at an average rate of 5.60%. There was no leverage for the year ago period ended November 30, 1998. For the period ended November 30, 1999 the total proceeds from borrowings were used to support additional investments in the Fund's Designated Target Regions.

NET ASSETS AND FUND HOLDINGS AT NOVEMBER 30, 1999

At November 30, 1999 the Fund's Net Asset Value was $28.4 million, or $98,079.66 per share. At the May 31, 1999 beginning of the current fiscal year the Fund's Net Asset Value was $25.4 million, or $99,289 per share. A year ago at November 30, 1998 the Fund's Net Asset Value was $25.7 million, or $100,374.86 per share.

The $3 million, or 11.8%, increase in Net Asset Value from May 31 to November 30, 1999 was attributable to the sale of $3.25 million in new Fund shares and realized and unrealized losses in the period.

The quarter ended November 30, 1999 Net Asset Value per share of $98,079.66 represented a decrease of 1.2% from the May 31, 1999 Net Asset Value of $99,289. The year-to-date comparison represent essentially no change, while the year-to-year number is due to the Fund's movement to fixed rate investments prior to a time of generally rising interest rates.

The Fund owned:

     1 Federal Home Loan Mortgage Corp Adjustable Rate Mortgage Backed Security in the amount of $5.8 million
     26 Fixed Rate U.S. Agency Mortgage Backed Securities in the aggregate amount of $26.5 million
     1   State Street Bank Repurchase Agreement in the amount of $648,254

INVESTMENT INCOME

The Fund had investment income net of all fees (as discussed below) of $435,784 for the quarter ended November 30, 1999, representing a 33.0% increase from the year ago period ended November 30, 1998 when the Fund had investment income of $327,729. This increase is attributable to a combination of factors including a lengthening of maturities and a 12.9% increase in average net assets invested at higher yields for the quarter ended November 30, 1999 compared to the quarter ended November 30, 1998. For the current fiscal year to date period from June 1, 1999 to November 30, 1999 investment income was $805,783 an increase of 40.5% from the June 23 to November 30, 1998 investment income of $573,580. The increase is due to higher assets invested at higher rates and the fact that the prior year period had less than a full six months.

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

For the quarter ending November 30, 1999 the Management Fee was $33,879 and the combined reimbursement of operating expenses were $5,421. From September 1, 1998 to November 30, 1998 the Management Fee was $32,572 and the combined reimbursement fees were $5,212. From June 1 to November 30, 1999 the Management Fee was $66,161 and the combined reimbursement fees were $10,506. From June 23 to November 30, 1998 the Management Fee was $57,319 and the combined reimbursement fees were $9,171. All of the increases were due to increases in the net assets of the Fund.

YIELD

For the quarter ending November 30, 1999 the SEC current yield was 6.50% compared to SEC current yield of 5.5% at May 31, 1999 and 5.13% for the year ago period ending November 30, 1998. The increases are due to higher interest rates.

For the quarter ending November 30, 1999 the ratio of net investment income to average net assets was 6.4% compared to 5.0% for the year ago period. For the six-month period ended November 30, 1999 the ratio was 6.2% compared to 5.2% for the period ended November 30, 1998. The increases are due to new Fund purchases in a higher interest rate environment and a movement towards longer-term maturities in Fund assets.

REALIZED GAIN/LOSS

For the quarter ended November 30, 1999 the realized gain was $4,508 compared to a realized loss of $13,858 in the comparable year ago period. The gain was from pay downs on securities that had unrealized gains and conversely the loss was from paydowns on securities with unrealized losses.

For the six-month period ended November 30, 1999 realized losses were $76,595 compared to realized losses of $22,898 during the period June 23 to November 30, 1998. The increase in realized losses occurred as a result of the shift out of the Fund's initial adjustable rate security into higher yielding fixed rate instruments.

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

The Fund pays dividends on a calendar quarter. The Fund paid a quarterly dividend of $1,548.03 per share on October 15, 1999 to shareholders of record September 30, 1999. A year ago, the Fund paid a quarterly dividend of $1,389.71 per share on October 19, 1998 to shareholders of record September 30, 1998. For the six-month period ended November 30, 1999 total dividends paid were $2,875.33 per share compared to $1,389.71 per share for the period June 23 to November 30, 1998.

The higher dividend is attributable to higher yields in the portfolio as a result of lengthening of the Fund's average maturity in its investments and the higher yields obtained from investment of prepayments and proceeds from sales and new share purchases.

TOTAL RETURN

For the quarter ended November 30, 1999 the total return was 1.57% compared to a total return of -2.72% in the comparable year ago period. The increase in total return was due to a decline in interest rates and appreciation in longer term spreads of Agency MBS over U.S. Treasuries. For the six-month period ended November 30, 1999 the total return was 1.6% essentially the same as the total return of 1.7% for the period June 23 to November 30, 1998.

FUND DESIGNATED TARGET REGIONS AT NOVEMBER 30, 1999.

The Fund's Designated Target Regions ("DTRs") are provided by Fund shareholders at the time of investment. At November 30, 1999 DTRs were:


             DTRS                                           AMOUNT
             ----                                           ------
        Boston & Cambridge, MA                           $   500,000
        Massachusetts                                     10,250,000
        New England                                       17,123,838
        New Jersey                                         1,000,000
                                                         -----------
        TOTAL                                            $28,874,838
                                                         ===========


FUND IMPACT PER THE COMMUNITY REINVESTMENT ACT.

The Fund invests in securities that support community development economic activity as defined in the Community Reinvestment Act.

At November 30, 1999 the Fund's investments made loans to 575 homebuyers with incomes below 80% of median income from the following states in the following numbers.

Massachusetts               420
Connecticut                  70
Rhode Island                 76
New Jersey                    9
                            ---
                            575


LIQUIDITY DISCUSSION

SALE AND REDEMPTION OF FUND SHARES

Fund shares are sold only to qualified investors who complete a Subscription Agreement. All investors in the Fund must provide a Designated Target Region as the desired location for their investment.

On October 13, 1999 two investors purchased a total of 23.316 shares at a Net Asset Value per share of $96,502.99 resulting in new proceeds of $2,250,000. These investors designated Massachusetts as their Designated Target Regions. In the previous quarter ended August 31, 1999, 10.091 Fund shares were sold to one investor at a Net Asset Value per share of $99,102.54 resulting in total new proceeds of $1million. In the year ago quarter ended November 30, 1998, 54.42 Fund shares were sold to two investors at a Net Asset Value per share of $101,065.80 resulting in total new proceeds of $5.5 million.

As discussed in the Private Offering Memorandum, the Fund allows shareholders to redeem their shares in accordance with Rule 23c-3 of the Investment Company Act of 1940.

There were no redemptions of Fund shares during this period.

For the six-month period ended November 30, 1999 total Fund shares sold were $3.25 million, or 33.41 shares. There were no redemptions. For the period from inception on June 23, 1998 through November 30, 1998 a total of $34.12 million, or 340.41 shares, Fund shares were sold and a total of $8.5 million, or 84.16 shares, was redeemed.


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

Market Risk associated with Fund portfolio holdings at November 30, 1999:

             Investments (at market)                         Variable Rate                              Fixed Rate
             -----------------------                         -------------                              ----------
  Maturities less than 1 year                                     --                    $648,253.54 State Street repurchase
                                                                                        agreement

  Maturities (or weighted average lives)                          --                    $5,884,512.46 Fed Home Loan Adjustable
  greater than 1 year less than 7                                                       Rate MBS

  Maturities (or weighted average lives)                          --                    $1,485,376.41 FannieMae 6% MBS
  greater than 7 years less than 10                                                     $11,628,132.69 FannieMae 6 1/2% MBS
                                                                                        $1,052,643.23 FreddieMac 6 1/2% MBS
                                                                                        $1,828,364.17 Fannie Mae 6.84% MBS
                                                                                        $6,976,280.86 FannieMae 7% MBS
                                                                                        $591,044.98 FannieMae 7.09% MBS
                                                                                        $461,846.63 FannieMae 7.44% MBS
                                                                                        $2,631,544.53 FannieMae 7 1/2% MBS

  Maturities (or weighted average lives)
  greater than 10 years                                           --                                      --
                                                                                        --------------------------------------
  TOTAL                                                                                                            $33,188,000

  Borrowings                                                                         Variable Rate                   Fixed Rate
  ----------                                                                         -------------                   ----------
  Maturities less than 1 year                                                                                 ($5,000,000) Reverse
                                                                                                              repurchase agreement
                                                                                                              with State Street Bank

  Maturities (or weighted average lives) greater than 1 year less than 7                  --                            --

  Maturities (or weighted average lives) greater than 7 year less than 10                 --                            --

  Maturities (or weighted average lives) greater than 10 years                            --                            --
                                                                                                              ----------------------
  TOTAL                                                                                                                 ($5,000,000)


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
                  (2)            None
                  (3)   (i)      Incorporated by Reference from an exhibit
                                 filed in form 10-Q for the period ended August
                                 31, 1998.
                        (ii)     Incorporated by Reference from an exhibit
                                 filed in form 10-Q for the period ended August
                                 31, 1998.
                  (4)            N/A
                  (5)            N/A
                  (8)            N/A
                  (9)            None
                  (10)  (i)      Incorporated by Reference from an exhibit
                                 filed in form 10-Q for the period ended August
                                 31, 1998.
                        (iii)(A) Incorporated by Reference from an exhibit
                                 filed in form 10-Q for the period ended August
                                 31, 1998.
                  (11)           N/A
                  (12)           N/A
                  (13)           N/A
                  (15)           N/A
                  (16)           None
                  (17)           N/A
                  (18)           None
                  (19)           N/A
                  (20)           N/A
                  (21)           None
                  (22)           None
                  (23)           None
                  (24)           None
                  (25)           N/A
                  (26)           N/A
                  (27)           Financial Data Schedule
         (b)      Reports on Form 8-K
                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

December 18, 2000      /S/ RONALD A. HOMER
                       ---------------------------------------------------------
                           Ronald A. Homer
                           Chairman of the Board of Directors


December 18, 2000      /S/ KEVIN J. MULVANEY
                       ---------------------------------------------------------
                           Kevin J. Mulvaney
                           Director


December 18, 2000      /S/ PETER BLAMPIED
                       ---------------------------------------------------------
                           Peter Blampied
                           Director


December 18, 2000     /S/ DAVID F. SAND
                       ---------------------------------------------------------
                           David F. Sand
                           Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer