Form 10-Q
period 2000-02-29
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2000-12-19
CIK 1040241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000

                                       OR

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _______ TO _______________

                          COMMISSION FILE NO. 814-143


          ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC./MA
        ----------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           MARYLAND                                   04-3369393
----------------------------                ----------------------------
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


              124 MT. AUBURN STREET, SUITE 200N CAMBRIDGE, MA 02138
        ----------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


                                  617-576-5858
        ----------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                       N/A
        ----------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                     REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The registrant had fifteen shareholders and 486.697 shares of common stock outstanding as of February 29, 2000.

                                      INDEX

                 Access Capital Community Investment Fund, Inc.

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited)

                    Statements of Assets and Liabilities-
                    February 29, 2000, May 31, 1999 and February
                    28, 1999

                    Statements of Operations - Three months
                    ended February 29, 2000 and 1999 Nine months ended February 29, 2000 and 1999

                    Statements of Changes in Net Assets -
                    Three months ended February 29, 2000 and
                    February 28, 1999 Nine months ended February
                    29, 2000 and February 28, 1999

                    Financial Highlights - Three months ended
                    February 29, 2000, and February 28, 1999
                    Nine months ended February 29, 2000 and
                    February 28, 1999

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

         Item 6. Exhibits and reports

         Signatures

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                      STATEMENTS OF ASSETS AND LIABILITIES
                                   (UNAUDITED)

--------------------------------------- ---------------------------- ------------------------------ --------------------------------
                                                   February 29,2000                   May 31, 1999                February 28, 1999
-------------------------------------------------------------------- ---------------------------------------------------------------
ASSETS:
--------------------------------------- ---------------------------- ------------------------------ --------------------------------
Investments, at market value (cost:                  $51,676,165.37                 $24,926,915.00                   $24,318,525.19
$52,844,389.26)
--------------------------------------- ---------------------------- ------------------------------ --------------------------------
Interest Receivable                                     $360,653.04                    $540,615.00                    $1,262,772.31
--------------------------------------- ---------------------------- ------------------------------ --------------------------------
Total Assets:                                        $52,036,818.41                 $25,467,530.00                   $25,581,297.50
                                                     --------------                 --------------                   --------------
--------------------------------------- ---------------------------- ------------------------------ --------------------------------
Accrued expenses                                         $36,946.00                     $24,754.00                       $23,973.36
--------------------------------------- ---------------------------- ------------------------------ --------------------------------
Reverse repurchase agreement                          $5,404,387.52                              0                                0
                                                      -------------                                                               -
--------------------------------------- ---------------------------- ------------------------------ --------------------------------
Total Liabilities                                     $5,441,333.52                              0                       $23,973.36
                                                      -------------                              -
--------------------------------------- ---------------------------- ------------------------------ --------------------------------
Net Assets                                           $46,595,484.89                     $24,754.00                   $25,557,324.14
                                                                                        ----------
--------------------------------------- ---------------------------- ------------------------------ --------------------------------
NET ASSETS REPRESENTED BY:
--------------------------------------- ---------------------------- ------------------------------ --------------------------------
Paid-in capital                                      $47,629,177.63                 $25,624,837.00                   $25,624,837.76
--------------------------------------- ---------------------------- ------------------------------ --------------------------------
Accumulated undistributed net                           $429,191.65                    $222,475.00                      $208,241.89
investment income
--------------------------------------- ---------------------------- ------------------------------ --------------------------------
Accumulated net realized (loss)                         -294,660.50                     -74,875.00                       -46,581.97
--------------------------------------- ---------------------------- ------------------------------ --------------------------------
Net unrealized appreciation/                          -1,168,223.89                    -329,661.00                      -229,173.54
(depreciation) on investments
--------------------------------------- ---------------------------- ------------------------------ --------------------------------
Net assets                                           $46,595,484.89                 $25,442,776.00                   $25,557,324.14
--------------------------------------- ---------------------------- ------------------------------ --------------------------------
Net asset value per share                                $95,738.18                     $99,288.88                       $99,735.90
--------------------------------------- ---------------------------- ------------------------------ --------------------------------
Shares outstanding                                          486.697                        256.248                          256.248
------------------------------------------------------------------------------------------------------------------------------------
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------------------------------------------------------------

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

---------------------------- -------------------- ------------------------------ ----------------------------- ---------------------
                                December 1, 1999             December 1, 1998 to                June 1,1999 to  June 23,1998
                             to February 29,2000               February 28, 1999             February 29, 2000  (Commencement of
                                                                                                                Operations) to
                                                                                                                February 28, 1999
---------------------------- -------------------- ------------------------------ ----------------------------- ---------------------
INVESTMENT INCOME:
---------------------------- -------------------- ------------------------------ ----------------------------- ---------------------
Interest                             $817,906.11                    $353,172.31                 $1,808,223.28           $993,242.26
---------------------------- -------------------- ------------------------------ ----------------------------- ---------------------
EXPENSES:
---------------------------- -------------------- ------------------------------ ----------------------------- ---------------------
Administrative fee                     $2,641.62                      $1,905.90                     $6,611.29             $5,345.03
---------------------------- -------------------- ------------------------------ ----------------------------- ---------------------
Management fee                        $44,026.97                     $31,765.00                   $110,188.19            $89,083.73
---------------------------- -------------------- ------------------------------ ----------------------------- ---------------------
Custody fee                            $2,641.62                      $1,905.90                     $6,611.29             $5,345.02
---------------------------- -------------------- ------------------------------ ----------------------------- ---------------------
Organizational expense                 $1,761.08                      $1,270.60                     $4,407.53             $3,563.35
reimbursement fee                      ---------                      ---------                     ---------             ---------
---------------------------- -------------------- ------------------------------ ----------------------------- ---------------------
 Total Fee Expenses                   $51,071.29                     $36,847.40                   $127,818.30           $103,337.13
                                                                                                                        -----------
---------------------------- -------------------- ------------------------------ ----------------------------- ---------------------
Interest expense                     $103,226.06                              0                   $211,013.62                     0
                                     -----------                              -                   -----------
---------------------------- -------------------- ------------------------------ ----------------------------- ---------------------
  Total Expenses                     $154,297.35                     $36,847.40                   $338,831.92           $103,337.13
                                                                     ----------                   -----------
---------------------------- -------------------- ------------------------------ ----------------------------- ---------------------
---------------------------- -------------------- ------------------------------ ----------------------------- ---------------------
NET INVESTMENT INCOME:               $663,608.76                    $316,324.91                 $1,469,391.36           $889,905.13
                                     -----------                    -----------                 -------------           -----------
---------------------------- -------------------- ------------------------------ ----------------------------- ---------------------
Net realized gain/(loss) on          -143,190.33                     -23,684.08                   -219,785.81            -46,581.97
investments
---------------------------- -------------------- ------------------------------ ----------------------------- ---------------------
Change in unrealized                 -555,927.36                    -130,822.79                   -838,562.43           -229,173.80
appreciation/(depreciation)           ----------                    -----------                   -----------           -----------
of investments
------------------------------------------------- ------------------------------ ----------------------------- ---------------------
Net realized and unrealized          -699,117.69                    -154,506.87                 -1,058,348.24           -275,755.77
gain/ (loss) on investments
---------------------------- -------------------- ------------------------------ ----------------------------- ---------------------
NET INCREASE/(DECREASE) IN            -35,508.93                    $161,818.04                   $411,043.12           $614,149.36
NET ASSETS RESULTING FROM
OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------------------------------------------------------------

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

--------------------------- --------------------------- ------------------------- ----------------------- ---------------
                            December 1, 1999 to              December 1, 1998 to       June 1,1999 to          June 23, 1998
                            February 29, 2000                February 28, 1999         February 29,2000        (Commencement of
                                                                                                               Operations) to
                                                                                                               February 28, 1998
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in
net assets:
--------------------------- --------------------------- ------------------------- ----------------------- --------------------------
OPERATIONS:
--------------------------- --------------------------- ------------------------- ----------------------- --------------------------
Net investment income                       $663,608.76               $316,324.91           $1,469,391.36                $889,905.13
--------------------------- --------------------------- ------------------------- ----------------------- --------------------------
Net realized gain/(loss) on                 -143,190.33                -23,684.08             -219,785.81                 -46,581.97
investments
--------------------------- --------------------------- ------------------------- ----------------------- --------------------------
Change in unrealized                        -555,927.36               -130,822.79             -838,562.43                -229,173.80
appreciation/(depreciation)                 -----------               -----------             -----------                -----------
of investments
--------------------------- --------------------------- ------------------------- ----------------------- --------------------------
Increase/(decrease) in net                   -35,508.93               $161,818.04             $411,043.12                $614,149.36
assets resulting from
operations
--------------------------- --------------------------- ------------------------- ----------------------- --------------------------
Distribution to shareholders                $532,609.92               $325,552.83           $1,262,674.82                $681,663.24
from net investment income                  -----------               -----------           -------------                -----------
--------------------------- --------------------------- ------------------------- ----------------------- --------------------------
Total distribution to                       $532,609.92               $325,552.83           $1,262,674.82                $681,663.24
shareholders                                -----------               -----------           -------------                -----------
--------------------------- --------------------------- ------------------------- ----------------------- --------------------------
CAPITAL SHARE TRANSACTIONS:
--------------------------- --------------------------- ------------------------- ----------------------- --------------------------
Proceeds from sale of                    $18,824,396.92                         0          $22,074,396.94             $34,124,838.02
shares
--------------------------- --------------------------- ------------------------- ----------------------- --------------------------
Reduction in capital for                     -70,056.80                         0              -70,056.80                          0
dividend equalization                        ----------                         -              ----------                          -
--------------------------- --------------------------- ------------------------- ----------------------- --------------------------
Shares redeemed                                       0                         0                       0              -8,500,000.00
                                                      -                         -                       -              -------------
--------------------------- --------------------------- ------------------------- ----------------------- --------------------------
Change in net assets                     $18,754,340.12                         0          $22,004,340.14             $25,624,838.02
resulting from capital
share transactions
--------------------------- --------------------------- ------------------------- ----------------------- --------------------------
--------------------------- --------------------------- ------------------------- ----------------------- --------------------------
Increase (decrease) in net               $18,186,221.27               -163,734.79          $21,152,708.44             $25,557,324.14
assets
--------------------------- --------------------------- ------------------------- ----------------------- --------------------------
--------------------------- --------------------------- ------------------------- ----------------------- --------------------------
Net assets at beginning of               $28,409,263.62            $25,721,058.93          $25,442,776.45                          0
period                                   --------------            --------------          --------------                          -
--------------------------- --------------------------- ------------------------- ----------------------- --------------------------
NET ASSETS AT END OF PERIOD              $46,595,484.89            $25,557,324.14          $46,595,484.89             $25,557,324.14
------------------------------------------------------------------------------------------------------------------------------------
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------------------------------------------------------------

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                              FINANCIAL HIGHLIGHTS
                                   (UNAUDITED)

------------------------------- ------------------------ ---------------------------- ------------------------ ---------
                                December 1, 1999 to      December 1, 1998 to          June 1, 1999 to          June 23,1998
                                February 29, 2000        February 28, 1999            February 29,2000         (Commencement of
                                                                                                               Operations) to
                                                                                                               February 28,1999
------------------------------------------------------------------------------------------------------------------------------------
PER SHARE OPERATING PERFORMANCE:
------------------------------- ------------------------ ---------------------------- ------------------------ --------------------
Net asset value beginning of                  $98,079.66                  $100,374.86               $99,288.88          $100,000.00
period                                        ----------                                                                -----------
------------------------------- ------------------------ ---------------------------- ------------------------ --------------------
Net investment income                          $1,410.21                    $1,234.44                $4,362.91            $3,472.80
------------------------------- ------------------------ ---------------------------- ------------------------ --------------------
Net realized and unrealized                    -2,193.85                      -602.95                -3,564.34            -1,076.75
gain/(loss)
on investments                                 ---------                      -------                ---------            ---------
------------------------------- ------------------------ ---------------------------- ------------------------ --------------------
Total from investment operations                 -783.64                      $631.49                  $798.57            $2,396.05
                                                 -------                       ------                  -------            ---------
------------------------------- ------------------------ ---------------------------- ------------------------ --------------------
Less distributions from net                    $1,557.84                    $1,270.46                $4,349.27            $2,660.17
investment income                              ---------                     --------                ---------            ---------
------------------------------- ------------------------ ---------------------------- ------------------------ --------------------
Net asset value end of period                 $95,738.18                   $99,735.90               $95,738.18           $99,735.90
------------------------------- ------------------------ ---------------------------- ------------------------ --------------------
Net Assets, end of period                          $46.6                        $25.6                    $46.6                $25.6
($ Millions)
------------------------------- ------------------------ ---------------------------- ------------------------ --------------------
Ratio of expenses to average                       0.58%                        0.58%                    0.58%                0.58%
net assets
------------------------------- ------------------------ ---------------------------- ------------------------ --------------------
Ratio of net Investment Income                     6.70%                        4.98%                    6.36%                4.65%
to average net assets
------------------------------- ------------------------ ---------------------------- ------------------------ --------------------
Total return for period                            -0.82%                        0.63%                    0.72%                2.36%
------------------------------- ------------------------ ---------------------------- ------------------------ --------------------
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------------------------------------------------------------

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements reflect the results of operations for Access Capital Strategies Community Investment Fund, Inc. and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. The results of operations and other data for the three months ended February 29, 2000 are not necessarily indicative of the results that may be expected for any other interim period or fiscal year ending May 31, 2001. The information in this report should be read in conjunction with the financial statements and accompanying notes included in the May 31, 1999 Annual Report on Form 10-K. The Fund has not changed its accounting and reporting policies from those disclosed in its May 31, 1999 financial statements.

In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the statement of assets and liabilities and revenues and expenses for the period. Actual results could differ from those estimates; any such differences are expected to be immaterial to the net assets of the Fund.

This report covers the activity from December 1, 1999 to February 29, 2000.

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

Management believes the Fund was in compliance with the above requirements for the period ended February 29, 2000.

FUND OPERATIONS

INVESTMENT ACTIVITY

During the quarter, the Fund purchased $25,957,770 in new securities with yields to maturity of 7% to 7.99%. In the year ago quarter ended February 28, 1999 there were no transactions other than short-term investment of portfolio income.

The Fund exchanged its position in ten small FannieMae 6 1/2% Mortgage Backed Securities for one $11 million FannieMae MEGA MBS. FannieMae received a fee of $11,241 for this transaction.

The Fund sold its remaining position, $8,896,046, in a Federal Home Loan Adjustable Rate MBS in February 2000 for a realized loss of $153,074.

The Fund is permitted to use leverage in its investment program. For the period ended February 29, 2000 the Fund averaged $7.1 million in borrowings at an average rate of 5.47%. There was no use of leverage in the year ago quarter. The total proceeds from borrowings were used to support additional investments in the Fund's Designated Target Regions.

NET ASSETS AND FUND HOLDINGS AT FEBRUARY 29, 2000

At February 29, 2000 the Fund's Net Asset Value was $46.6 million, or $95,738.18 per share. At the year ended May 31, 2000 the Net Asset Value was $25.4 million, or $99,288.88 per share. A year ago at February 28, 1999 the Fund's Net Asset Value was $25.6 million, or $99,735.90 per share.

The $21.2 million, or 83% year to date increase in assets was due to the $22.1 million in new shares sold less the loss for the period.

For the quarter ended February 29, 2000 the Net Asset Value per share of $95,738.18 represented a decrease of $3550.70 or -3.6% from the year ended May 31,1999 Net Asset Value per share of $99,288.88 and a decrease of $3,998, or -4.0%, from the year ago February 28, 1999 Net Asset Value per share of $99,735.90. The declines in net asset values for both the nine-month period and the year were due to the negative effect that rising rates had on the market values of the Fund's fixed rate investments.

The Fund owned:

1 Taxable municipal bond in support of affordable housing in the amount of $1.28 million
2 FannieMae multi-family MBS with prepayment protection in the aggregate amount of $2.5 million
41 Fixed Rate U.S. Agency Mortgage Backed Securities in the aggregate amount of $47.9 million
1    State Street Bank Repurchase Agreement in the amount of $5,587

INVESTMENT INCOME

The Fund had investment income net of all fees (as discussed below) of $663,609 for the quarter ended February 29, 2000, representing a 110% increase from the year-ago period ended February 28, 1999 when the Fund had investment income of $316,325. This increase was attributable to a combination of factors including a lengthening of maturities and an 82% increase in average net assets invested at higher yields for the quarter ended February 29, 200 compared to the quarter ended February 28, 1999.

The Fund had investment income net of all fees (as discussed below) of $1,469,391 for the nine month period ended February 29, 2000, representing a 65% increase from the year ago eight month period ended February 28, 1999 when the Fund had investment income of $889,905. This increase is attributable to a combination of factors including 22 more days in the current period, a lengthening of maturities and an increase in yields due to the sale of the Fund's ARM securities and reinvestment in fixed rate securities and a 14% increase in average net assets invested in a higher interest environment for the nine months ended February 29, 2000 compared to the eight months ended February 28, 1999.

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

For the quarter ended February 29, 2000, the Management Fee was $44,027 and the combined reimbursement of fees for operating expenses were $7,044. From December 1, 1998 to February 28, 1999, the Management Fee was $31,765 and the combined reimbursement of fees for operating expenses was $5,082. These increases were due to increases in the net assets of the Fund.

For the nine months ended February 29, 2000 the Management Fee was $110,188 and the combined reimbursement fees of operating expenses were $17,630. For the eight month period ended February 28, 1999 The Management Fee was $89,084 and the combined reimbursement fees were $14,253. These increases were due to increases in the net assets of the Fund.

YIELD

For the quarter ending February 29, 2000 the SEC current yield was 7.03% compared to SEC yield of 4.87% for the year ago period ending February 28, 1999. The increase is due to higher interest rates. For the nine months ended February 29, 2000 the ratio of net investment income to average net assets was 6.36% compared to 4.65% for the similar period ended February 28, 1999.The increase was due to the switch from an all ARM portfolio of securities in the year ago period to an all fixed rate portfolio of securities in the current period.

REALIZED GAIN/LOSS

For the quarter ended February 29, 2000, the realized loss was $143,190 compared to a realized loss of $23,684 in the comparable year ago period. The increase in realized loss is due to the disposition during the quarter of the Fund's remaining position in its initial purchase of a FreddieMac adjustable rate mortgage backed security in addition to paydown losses, all attributable to a rise in interest rates during the time period.

For the nine months ended February 29, 2000 the realized loss was $219,786 compared to a realized loss of $46,582 in the comparable eight month period a year ago. The increase in realized loss is due to the disposition during the period of the Fund's remaining position in its initial purchase of a FreddieMac ARM MBS in addition to pay down losses, all attributable to a rise in interest rates during the time period.

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

The Fund pays dividends on a calendar quarter, the Fund paid a quarterly dividend of $1,557.84 per share on December 30, 1999 to shareholders of record December 30, 1999. A year ago, the Fund paid a quarterly dividend of $1,270.46 per share on December 31, 1998 to shareholders of record December 30, 1998. The higher dividend is attributable to higher yields in the portfolio as a result of lengthening of the Fund's average maturities in its investments and the higher yields obtained from investments of prepayments and proceeds from sales and new share purchases.

The Fund paid three quarterly dividends totaling $4,349.24 per share during the nine-month period ending February 29, 2000. A year ago, the Fund paid two quarterly dividends totaling $2660.17. The proportionally higher dividends are attributable to higher yields in the portfolio as a result of a lengthening of the Fund's average maturity in its investments and the higher yields obtained from investment of prepayments and proceeds from sales and new share purchases.

TOTAL RETURN

For the nine-month period ended February 29, 2000 the total return was 0.72% compared to a total return of 2.36% in the comparable year ago eight month period. The difference is attributable to an increase in interest rates and a corresponding decline in the market values for fixed rate MBS partially offset by increased investment income.

FUND DESIGNATED TARGET REGIONS AT FEBRUARY 29, 2000

The Fund's Designated Target Regions ("DTRs") are provided by Fund shareholders at the time of investment. At February 29, 2000 DTRs were:

---------------------------------- -------------------------------------------
DTRS AMOUNT
---------------------------------- -------------------------------------------
Boston & Cambridge, MA                                                $500,000
---------------------------------- -------------------------------------------
California                                                           5,000,000
---------------------------------- -------------------------------------------
Texas/Louisiana                                                      2,055,570
---------------------------------- -------------------------------------------
Massachusetts                                                       10,250,000
---------------------------------- -------------------------------------------
New England                                                         17,123,838
---------------------------------- -------------------------------------------
New Jersey/NY/DC                                                    10,261,245
---------------------------------- -------------------------------------------
Texas                                                                2,507,581
---------------------------------- -------------------------------------------
TOTAL                                                              $47,698,234
---------------------------------- -------------------------------------------


FUND IMPACT PER THE COMMUNITY REINVESTMENT ACT.

The Fund invests in securities that support community development economic activity as defined in the Community Reinvestment Act.

At February 29, 2000 the Fund's investments made loans to 804 homebuyers with incomes below 80% of median income from the following states in the following numbers.

California                   49
Connecticut                  74
Louisiana                    16
Massachusetts               451
New Jersey                   27
New York                     51
Rhode Island                 76
Texas                        53
Washington, D.C.              7
                          -----
                            804

The Fund's investments made loans to sponsors of 178 multi-family affordable housing rental units in Low Income Housing Tax Credit or HUD insured subsidized properties from the following states in the following amounts.

California                  152
New York                     26
                           ----
                            178

The Fund also owned a U.S. Housing & Urban Development guaranteed security supporting community development in low-income areas of Boston, Massachusetts

LIQUIDITY DISCUSSION

SALE AND REDEMPTION OF FUND SHARES

Fund shares are sold only to qualified investors who complete a Subscription Agreement. All investors in the Fund must provide a Designated Target Region as the desired location for their investment.

During the nine-month period ending February 29, 2000 the Fund sold 230.449 new shares for a proceeds of $18,824,396 to eight new investors. The new investors chose Designated Target Regions of Massachusetts, New York, New Jersey, Washington D.C., California, Texas, and Louisiana. In the year ago period from inception to February 28, 1999 there were 340.41 shares sold for a total of $34.12 million.

As discussed in the Private Offering Memorandum, the Fund allows shareholders to redeem their shares in accordance with Rule 23c-3 of the Investment Company Act of 1940.

There were no redemptions of Fund shares during this period. There were 84.16 shares redeemed for a total of $8.5 million in the year ago period from inception on June 23,1998 through February 28,1999.

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

Market Risk associated with Fund portfolio holdings at February 29, 2000:
------------------------------------------- ------------------------------------- ------------------------------------------------
Investments (at market)                                Variable Rate              Fixed Rate
------------------------------------------- ------------------------------------- ------------------------------------------------
Maturities less than 1 year                                  -                    $5,586.88 State Street repurchase agreement
------------------------------------------- ------------------------------------- ------------------------------------------------
Maturities (or weighted average lives)                       -                                                 -
greater than 1 year less than 7
------------------------------------------- ------------------------------------- ------------------------------------------------
Maturities (or weighted average lives)                       -                    $1,382,489.68 FannieMae 6% MBS
greater than 7 years less than 10                                                 $11,058,587.68 FannieMae 6 1/2% MBS
                                                                                  $1,028,542.33 FreddieMac 6 1/2% MBS
                                                                                  $1,777,126.18 FannieMae 6.84% MBS
                                                                                  $1,275,681.00 US Gov't 6.85% HUD note
                                                                                  $9,698,276.14 FannieMae 7% MBS
                                                                                  $3,965,124.54 FreddieMac 7% MBS
                                                                                  $576,257.29 FannieMae 7.09% MBS
                                                                                  $81,205.62 FannieMae 7 1/4% MBS
                                                                                  $453,427.96 FannieMae 7.44% MBS
                                                                                  $4,560,231.67 FreddieMac 7 1/2% MBS
                                                                                  $13,313,178.15 FannieMae 7 1/2% MBS
------------------------------------------- ------------------------------------- ------------------------------------------------
Maturities (or weighted average                              -                    $254,746.91 FannieMae 6.53% Multi-family
lives) greater than 10 years                                                      housing MBS
                                                                                  $2,245,702.78 FannieMae 7.9% Multi-family
                                                                                  housing MBS
----------------------------------------------------------------------------------------------------------------------------------
  TOTAL                                                                                                         $51,676,165
----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------ ---------------------- -----------------------------------
Borrowings                                                                   Variable Rate                  Fixed Rate
------------------------------------------------------------------------ ---------------------- -----------------------------------
Maturities less than 1 year                                                                     ($5,400,000.00) Reverse
                                                                                                repurchase agreement with State
                                                                                                Street Bank
------------------------------------------------------------------------ ---------------------- -----------------------------------
Maturities (or weighted average lives) greater than 1 year less than 7             -                            -
------------------------------------------------------------------------ ---------------------- -----------------------------------
Maturities (or weighted average lives) greater than 7 year less than 10            -                            -
------------------------------------------------------------------------ ---------------------- -----------------------------------
Maturities (or weighted average lives) greater than 10 years                       -                            -
------------------------------------------------------------------------ ----------------------------------------------------------
  TOTAL                                                                                                            ($5,400,000)
------------------------------------------------------------------------ ---------------------------------------------------------


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
          (2)         None
          (3)    (i)  Incorporated by Reference from an exhibit filed in Form
                      10-Q for the period ended August 31, 1998
                 (ii) Incorporated by Reference from an exhibit filed in Form
                      10-Q for the period ended August 31, 1998
          (4)         N/A
          (5)         N/A
          (8)         N/A
          (9)         None
          (10)   (i)  Incorporated by Reference from an exhibit filed in Form
                      10-Q for the period ended August 31, 1998
                 (iii)(A)Incorporated by Reference from an exhibit filed in Form
                      10-Q for the period ended August 31, 1998
          (11)        N/A
          (12)        N/A
          (13)        N/A
          (15)        N/A
          (16)        None
          (17)        N/A
          (18)        None
          (19)        N/A
          (20)        N/A
          (21)        None
          (22)        None
          (23)        None
          (24)        None
          (25)        N/A
          (26)        N/A
          (27)        Financial Data Schedule
     (b)  Reports on Form 8-K
            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

December 18, 2000             /S/ RONALD A. HOMER
                              ----------------------------------
                                 Ronald A. Homer
                                 Chairman of the Board of Directors


December 18, 2000             /S/ KEVIN J. MULVANEY
                              ----------------------------------
                                 Kevin J. Mulvaney
                                 Director


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