Form 10-K
period 2000-05-31
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2000-12-19
CIK 1040241

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
           1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED: MAY 31, 2000

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

                     ISSUER'S TELEPHONE NUMBER: 617-576-5858

         SECURITIES REGISTERED UNDER SECTION 12 (b) OF THE EXCHANGE ACT:
                                  COMMON STOCK

                      NAME OF EXCHANGE ON WHICH REGISTERED:
                                       N/A

         SECURITIES REGISTERED UNDER SECTION 12 (g) OF THE EXCHANGE ACT:
                                      NONE

          ------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
Days: Yes / / No /X/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: / /

Documents incorporated by reference: YES

                 ACCESS CAPITAL COMMUNITY INVESTMENT FUND, INC.
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                     PART I

                                                                           PAGE
                                                                           ----
Item 1.    DESCRIPTION OF BUSINESS .........................................  3

Item 2.    PROPERTIES.......................................................  3

Item 3.    LEGAL PROCEEDINGS................................................  3

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  3

                                     PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS...................................  3

Item 6.    SELECTED FINANCIAL DATA................ .........................  4

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...........................  5

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK...................................................  9

Item 8.    FINANCIAL STATEMENTS............................................. 11

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE........................... 23



                                    PART III

                                                                            PAGE
                                                                            ----

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT................... 23

Item 11.   EXECUTIVE COMPENSATION........................................... 24

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT................................................. 25

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 25


                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS            ............................................ 25

           SIGNATURES....................................................... 28

ITEM 1:  DESCRIPTION OF BUSINESS

The Access Capital Strategies Community Investment Fund, Inc. (the "Fund") completed its organization and registration process in early 1998 and commenced operations on June 23, 1998. This filing is the 10-K Annual Report for the Fund for fiscal year 2000 covering the period from June 1, 1999 to May 31, 2000.

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

Access Capital Strategies LLC ("Access") serves as investment manager. Access is a registered investment advisor under the Investment Advisors Act of 1940 ("Investment Advisors Act") As of May 31,2000, the Federal National Mortgage Association ("Fannie Mae") through its affiliate the Fannie Mae American Communities Fund held a 45% equity interest in Access. At May 31, 2000, the Fund held $44,061,121 in Fannie Mae mortgage-backed securities representing 88.4% of the Fund's net assets.

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

The Fund ended the fiscal year on May 31, 2000 with $49,877,423 in assets and
525.067 shares owned by fifteen Fund investors. The Net Asset Value per share was $94,992.49 and the Fund's total return for the year ended May 31, 2000 was 1.69%.

More information on the Fund is contained in the attached Private Offering Memorandum and 2000 audited Annual Report.

ITEM 2:  PROPERTIES

None
----

ITEM 3.  LEGAL PROCEEDINGS

None
----

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
----

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

(a) Market Information: The Fund issues common stock exclusively for which there is no established public trading market.


(b) Holders: At 31 May 2000 the Fund had fifteen shareholders and 525.067 shares outstanding compared to eight shareholders and 256.248 shares outstanding at 31 May 1999.

(c) Dividends: The Fund distributes to shareholders substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes. Dividends are paid on a calendar quarter basis Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund. Substantially all of the Fund's net capital gain (the excess of net long-term capital gain over net short-term capital loss) and the excess of net short-term capital gain over net long-term capital loss, if any, will be distributed annually with the Fund's dividend distribution in December.

Per share income dividends totaling $9,830.57 were paid as follows from inception of the Fund on June 23, 1998 through the fiscal year ended May 31, 2000:

                  Record Date            Pay date   Dividend per share
                    30-Sep-98           19-Oct-98             1,389.71
                    23-Dec-98           23-Dec-98             1,270.46
                    31-Mar-99           13-Apr-99             1,227.90
                    30-Jun-99            6-Jul-99             1,327.30
                    30-Sep-99           15-Oct-99             1,464.10
                    30-Dec-99           30-Dec-99             1,557.84
                    31-Mar-00           17-Apr-00             1,593.26

The Fund has yet to make a capital gains distribution.

ITEM 6:  SELECTED FINANCIAL DATA

 Selected Financial Data for the Fiscal Year ended May 31, 2000 and the period from June 23, 1998 (Commencement of Operations) to May 31, 1999

------------------------------- ------------------------------------------ ----------------------------------------------------
                                Fiscal year ended May 31, 2000             Period from June 23, 1998 (Commencement of
                                                                           Operations) to May 31, 1999
------------------------------- ------------------------------------------ ----------------------------------------------------
SEC Current Yield at end of                                         7.14%                                                5.46%
period
------------------------------- ------------------------------------------ ----------------------------------------------------
Annualized ratio of net                                             6.54%                                                5.03%
investment income to average
net assets
------------------------------- ------------------------------------------ ----------------------------------------------------
Total return                                                        1.69%                                                3.17%
------------------------------- ------------------------------------------ ----------------------------------------------------
Dividends per share                                             $5,942.50                                            $3,888.07
------------------------------- ------------------------------------------ ----------------------------------------------------
Net investment income                                          $2,247,145                                           $1,218,785
------------------------------- ------------------------------------------ ----------------------------------------------------
Net realized loss on                                             -215,414                                              -74,875
investments
------------------------------- ------------------------------------------ ----------------------------------------------------
Unrealized Gain/Loss                                           -1,266,025                                             -329,661
------------------------------- ------------------------------------------ ----------------------------------------------------
Management Fees and Expenses                                     $199,214                                             $140,514
------------------------------- ------------------------------------------ ----------------------------------------------------

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

OVERVIEW

Access Capital Strategies Community Investment Fund, Inc. (the "Fund") is a non-diversified closed-end management company electing status as a business development company. The Fund is structured to provide a secondary market for special securities created to meet certain aspects of the Community Reinvestment Act ("CRA"). Investors in the Fund must designate a particular geography within the United States as part of their agreement to purchase Fund shares. The Fund's Manager, Access Capital Strategies LLC ("Access"), agrees to invest only in areas where Fund shareholders have made targeted designations. In addition to their geographic specificity, Fund investments must be of U.S. Government Agency or AAA credit quality and must support qualified Community Reinvestment activities.

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

Management believes the Fund was in compliance with the above requirements for the year ended May 31, 2000.

FUND OPERATIONS:

INVESTMENT ACTIVITY

During the period June 1, 1999 to May 31, 2000 the Fund made $51.8 million in purchases of fifty-one CRA securities at yields-to-maturity ranging from 6.9% to 8.1%. In the prior period ending May 31, 1999 the Fund made total purchases of $38.4 million at yields to maturity ranging from 6.5% to 6.6%.

During the period covered by this report the Fund made $16,281,046 in sales of the Federal Home Loan Adjustable Rate MBS that was the original investment made by the Fund in 1998. Realized losses on the sales from June 1, 1999 to May 31, 2000 totaled $228,075. Theses losses when added to net gains result in net realize loss of $12,661. Sales during the prior period totaled $9 million and realized losses totaled $74,875.

During fiscal year 2000, the Fund exchanged its position in ten small FannieMae 6 1/2% mortgage backed securities for one $11 million FannieMae MEGA MBS. FannieMae received a fee of $11,241 for this transaction.

The Fund is permitted to use leverage in its investment program. The Fund had a 6.5% $ 8,600,000 State Street Bank reverse repurchase agreement outstanding at May 31, 2000. For the year ended May 31, 2000 average borrowings were $6.1 million at an average rate of 5.8%. There was no use of leverage in the year ended May 31, 1999.

NET ASSETS AND FUND HOLDINGS AT MAY 31, 2000

At May 31, 2000 the Fund's Net Assets were $49.9 million, or $94,992.49 per share. At May 31, 1999 Net Assets were $25.4 million, or $99,288.88 per share.

The $24.5 million, or 96.5%, year-to-year increase in net assets was due to the combination of new shares sold in the amount of $25.75 million for the period June 1, 1999 to May 31, 2000 and a decline in asset values due to higher interest rates

For the year ended May 31, 2000 the Net Asset Value per share of $94,992.40 represented a decrease of $4,296, or -4.3%%, from the prior year Net Asset Value per share of $99,288.88. The decline is attributable to an increase in interest rates and a corresponding decrease in the market values of the Fund's assets.



At May 31, 2000 the Fund's primary investments were:

     1    State Street Bank repurchase agreement $4,203
     1    GinnieMae project loan $2.1 million
     1    U.S. Government guaranteed economic development note $1.3 million
     3 FannieMae multi-family mortgage backed securities with prepayment protection $3.2 million
     38   FannieMae fixed rate Mortgage Backed Securities $40.9 million
     11   FreddieMac fixed rate Mortgage Backed Securities $10.7 million

INVESTMENT INCOME

The Fund had investment income net of all fees (as discussed below) of $2.24 million for the year ended May 31, 2000, representing an increase of $1.02 million, or 83.6%, from the year ago period ended May 31, 1999 when the Fund had investment income of $1.22 million.

The increase is attributable to a number of factors including a lengthening of maturities and an increase in average Fund assets invested at higher yields for the year ended May 31, 1999. In addition the Fund's first fiscal year did not represent a full calendar year as the Fund commenced operations on June 23, 1998.

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

For the year ended May 31, 2000 the Management Fee was $171,736 and the combined reimbursement of operating expenses was $27,478. For the year ended May 31, 1999 the Management Fees were $121,133 and the combined reimbursement of operating expenses was $19,381. These increases were due to increases in the net assets of the Fund and the longer fiscal time period.

YIELD

For the year ended May 31, 2000 the ratio of net investment income to average net assets was 6.54% compared to 5.03% in the year ago period. At May 31, 2000 the SEC current yield was 7.14% compared with SEC current yield 5.46% at May 31, 1999.

The increase in yields is due to new Fund purchases in a generally higher interest rate environment and a movement in fiscal year 2000 towards a longer duration for Fund assets.

REALIZED GAIN/LOSS

For the year ended May 31, 2000 the realized loss was $215,414 compared to a realized loss of $74,875 in the year ago period. The increase in realized losses is due to the disposition of the Fund's initial investment during fiscal year 2000 which were reinvested in higher yielding longer term fixed rate investments

DIVIDENDS PAID

During the year ended May 31, 2000 the Fund distributed dividends of $5,942.50 per share compared to $3,888.07 per share in the year ended May 31, 1999. The Fund's first fiscal year did not represent a full calendar year as the Fund commenced operations of June 23, 1998; therefore only three calendar quarterly dividends were paid. The quarterly per share dividend increases are attributable to the Fund's purchases of higher coupon and longer maturity fixed rate investments, the accompanying sale of adjustable rate MBS and the use of leverage to enhance per share income.

TOTAL RETURN

For the year ended May 31, 2000 the Fund's total return was 1.69% compared to a total return of 3.17% for the year ended May 31, 1999. The decline in total return was due to an increase in interest rates and a decline in market value for the Fund's fixed rate MBS investments, which offset an increase in interest income.

FUND DESIGNATED TARGET REGIONS AT MAY 31, 2000

The Fund's Designated Target Regions ("DTR") are provided by Fund shareholders at the time of investment. At August 31, 2000 DTRs were:

                          -------------------------------------------- ----------------------------------------------
                                             DTRS                                           AMOUNT
                          -------------------------------------------- ----------------------------------------------
                          Boston & Cambridge, MA                                                            $500,000
                          -------------------------------------------- ----------------------------------------------
                          California                                                                       5,000,000
                          -------------------------------------------- ----------------------------------------------
                          Texas/Louisiana                                                                  2,500,000
                          -------------------------------------------- ----------------------------------------------
                          Massachusetts                                                                   10,250,000
                          -------------------------------------------- ----------------------------------------------
                          New England                                                                     17,123,838
                          -------------------------------------------- ----------------------------------------------
                          New Jersey/NY/DC                                                                11,000,000
                          -------------------------------------------- ----------------------------------------------
                          Texas                                                                            5,000,000
                          -------------------------------------------------------------------------------------------
                                 TOTAL                                                                   $51,373,838
                          -------------------------------------------------------------------------------------------

FUND IMPACT PER THE COMMUNITY REINVESTMENT ACT.

The Fund invests in securities that support community development economic activity as defined in the Community Reinvestment Act.

At May 31, 2000 the Fund's investments made loans to 868 homebuyers with incomes below 80% of median income from the following states in the following numbers.

California           51
Connecticut          74
Louisiana            20
Massachusetts       451
New Jersey           39
New York             55
Rhode Island         76
Texas                95
Washington, D.C.      7
                  -----
Total                    868

The Fund's investments made loans to sponsors of 357 multi-family affordable housing rental units in Low Income Housing Tax Credit or HUD insured subsidized properties from the following states in the following amounts.

California          152
Louisiana            48
New York            157
                    ---
Total                    357

The Fund also owned a U.S. Housing & Urban Development guaranteed security supporting community development in low-income areas of Boston, Massachusetts.

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

Market Risk associated with Fund portfolio holdings at May 31, 2000:

------------------------------------------- ------------------------------------- --------------------------------------------------
Investments (at market)                                Variable Rate                                   Fixed Rate
------------------------------------------- ------------------------------------- --------------------------------------------------
Maturities less than 1 year                                  -                    $4,202.63 State Street repurchase agreement
------------------------------------------- ------------------------------------- --------------------------------------------------
Maturities (or weighted average lives)                       -                                              -
greater than 1 year less than 7
------------------------------------------- ------------------------------------- --------------------------------------------------
Maturities (or weighted average lives)                       -                    $1,365,989.48 FannieMae 6% MBS
greater than 7 years less than 10                                                 $10,815,185.84 FannieMae 61/2% MBS
                                                                                  $1,016,805.50 FreddieMac 6 1/2% MBS
                                                                                  $1,756,910.46 Fannie Mae 6.84% MBS
                                                                                  $1,281,576.30 US Gov't 6.85% HUD note
                                                                                  $8,828,113.89 FannieMae 7% MBS
                                                                                  $3,915,944.68 FreddieMac 7% MBS
                                                                                  $577,707.12 FannieMae 7.09% MBS
                                                                                  $80,281.87 FannieMae 7 1/4% MBS
                                                                                  $455,302.11 FannieMae 7.44% MBS
                                                                                  $5,808,986.39 FreddieMac 7 1/2% MBS
                                                                                  $13,358,098.35 FannieMae 7 1/2% MBS
                                                                                  $3,133,727.17 FannieMae 8% MBS
------------------------------------------- ------------------------------------- --------------------------------------------------
Maturities (or weighted average lives)                       -                    $257,350.56 FannieMae 6.53%
greater than 10 years                                                             Multi-family housing MBS
                                                                                  $633,751.62 FannieMae 7.5%
                                                                                  Multi-family housing MBS
                                                                                  $2,266,346.04 FannieMae 7.9%
                                                                                  Multi-family housing MBS
                                                                                  $2,066,796.49 GinnieMae 8.25%
                                                                                  Project loan
------------------------------------------- ------------------------------------- --------------------------------------------------
  TOTAL
  $57,632,072
------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------- --------------------- ----------------------------------
Borrowings                                                                     Variable Rate                   Fixed Rate
--------------------------------------------------------------------------- --------------------- ----------------------------------
Maturities less than 1 year                                                                       ($8,600,000.00) Reverse repurchase
                                                                                                  agreement with State Street Bank
--------------------------------------------------------------------------- --------------------- ----------------------------------
Maturities (or weighted average lives) greater than 1 year less than 7               -                              -
--------------------------------------------------------------------------- --------------------- ----------------------------------
Maturities (or weighted average lives) greater than 7                                -                              -
--------------------------------------------------------------------------- --------------------- ----------------------------------

--------------------------------------------------------------------------- --------------------- ----------------------------------
year less than 10                                                                    -                              -
--------------------------------------------------------------------------- --------------------- ----------------------------------
Maturities (or weighted average lives) greater than 10 years                         -                              -
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL
  ($8,600,000.00)
------------------------------------------------------------------------------------------------------------------------------------

All Fund activities occur in U.S. dollars.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Access Capital Strategies Community Investment Fund, Inc.:


We have audited the accompanying statement of assets and liabilities of Access Capital Strategies Community Investment Fund, Inc. (the "Fund") as of May 31, 2000, including the schedule of investments, and the related statement of operations for the year then ended, the statements of changes in net assets and the financial highlights for the year then ended and the period from June 23, 1998 (commencement of operations) to May 31, 1999. These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of May 31, 2000 by correspondence with the custodian. Our audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Access Capital Strategies Community Investment Fund, Inc. as of May 31, 2000 and the results of its operations, changes in its net assets and the financial highlights for the periods noted above in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Boston, Massachusetts
August 20, 2000

                            ACCESS CAPITAL STRATEGIES
                         COMMUNITY INVESTMENT FUND, INC.

                             Schedule of Investments
                                  May 31, 2000

                                                                                PAR VALUE                VALUE
                                                                           ---------------------  ---------------------
MORTGAGE-BACKED SECURITIES (116.6%):
 Federal National Mortgage Association (88.4%):
 30 Year Fixed Rate Single Family Mortgage Backed Securities
  6.00%, 4/01/29 - 5/01/29                                                $        1,508,347              1,365,900
  6.50%, 12/01/14 - 6/01/29                                                       11,636,122             10,858,985
  6.84%, 3/01/27                                                                   1,810,883              1,756,910
  7.00%, 1/01/15 - 2/01/30                                                        10,048,161              9,650,091
  7.09%, 3/01/27                                                                     589,309                577,707
  7.25%, 12/01/29                                                                     83,059                 80,282
  7.44%, 3/01/27                                                                     457,842                455,302
  7.50%, 7/01/29 - 5/01/30                                                        12,808,299             12,536,120
  8.00%, 2/01/30  - 4/01/30                                                        3,623,464              3,622,284
                                                                                                  ---------------------
    Total single family mortgage-backed securities                                                       40,903,581
                                                                                                  ---------------------
 Multi-Family Mortgage Backed Securities

  6.53%, 6/01/16                                                                     276,707                257,351
  7.58%, 5/01/18                                                                     635,000                633,752
  7.90%, 1/01/18                                                                   2,192,801              2,266,346
                                                                                                  ---------------------
    Total multi-family mortgage-backed securities                                                         3,157,449
                                                                                                  ---------------------
 GNMA Pool (4.1%):
  8.25%, 12/15/32                                                                  1,991,453              2,066,796
                                                                                                  ---------------------
 Federal Home Loan Mortgage Corporation (21.5%):
  6.50%, 6/01/29                                                                   1,088,226              1,016,806
  7.00%, 10/01/29 - 1/01/30                                                        4,089,760              3,915,944
  7.50%, 12/01/29  - 12/01/30                                                      5,923,790              5,808,986
                                                                                                  ---------------------
    Total Federal Home Loan Mortgage Corporation securities                                              10,741,736
                                                                                                  ---------------------
 Boston, MA, U.S. Government Guaranteed Notes (2.6%):
  6.85%, 8/01/07                                                                   1,290,000              1,281,668
                                                                                                  ---------------------
    Total mortgage-backed securities                                                                     58,151,230
                                                                                                  ---------------------
REPURCHASE AGREEMENT  (0.0%):
 State Street Bank Repurchase Agreement  3.50%,
  dated 5/25/00, due 6/15/00, maturity value $4,211
  (cost $4,203), collateralized by USTN, 6.375%, 01/31/02
  market value $5,056                                                                                         4,203
                                                                                                  ---------------------
    TOTAL INVESTMENTS (cost $59,751,119)(a)                                                              58,155,433

OTHER ASSETS AND LIABILITIES (16.6%)                                                                      (8,278,009)
                                                                                                  ---------------------
    Net assets                                                                                  $        49,877,424
                                                                                                  =====================

(a) Cost and value for federal and income tax and financial reporting purposes are the same.

See accompanying notes to financial statements.

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                      STATEMENTS OF ASSETS AND LIABILITIES
                              MAY 31, 2000 AND 1999

------------------------------------------------------------- ------------------------------ ------------------------------------
                                                                       May 31,2000                           May 31, 1999
------------------------------------------------------------- ------------------------------ ------------------------------------
ASSETS:
------------------------------------------------------------- ------------------------------ ------------------------------------
Investments, at market value (cost: $59,751,118.82 and                       $58,155,433.32                          $24,926,915
$25,256,576, respectively)
------------------------------------------------------------- ------------------------------ ------------------------------------
Interest Receivable                                                             $380,764.49                             $540,615
------------------------------------------------------------- ------------------------------ ------------------------------------
Total Assets:                                                                $58,536,197.81                          $25,467,530
------------------------------------------------------------- ------------------------------ ------------------------------------

------------------------------------------------------------- ------------------------------ ------------------------------------
LIABILITIES:
------------------------------------------------------------- ------------------------------ ------------------------------------

------------------------------------------------------------- ------------------------------ ------------------------------------
Reverse repurchase agreement (including accrued interest of                   $8,610,870.00                                    0
$10,870)
------------------------------------------------------------- ------------------------------ ------------------------------------
Accrued expenses                                                                 $47,903.85                              $24,754
------------------------------------------------------------- ------------------------------ ------------------------------------
Total Liabilities                                                             $8,658,773.85                              $24,754
------------------------------------------------------------- ------------------------------ ------------------------------------

------------------------------------------------------------- ------------------------------ ------------------------------------
NET ASSETS:                                                                  $49,877,423.96                          $25,442,776
------------------------------------------------------------- ------------------------------ ------------------------------------

------------------------------------------------------------- ------------------------------ ------------------------------------
NET ASSETS REPRESENTED BY:

------------------------------------------------------------- ------------------------------ ------------------------------------
Paid in capital                                                              $51,374,972.00                          $25,624,837
------------------------------------------------------------- ------------------------------ ------------------------------------
Accumulated undistributed net investment income                                 $388,427.00                             $222,475
------------------------------------------------------------- ------------------------------ ------------------------------------
Accumulated net realized loss                                                   -290,289.69                              -74,875
------------------------------------------------------------- ------------------------------ ------------------------------------
Net unrealized depreciation on investments                                    -1,595,685.35                             -329,661
------------------------------------------------------------- ------------------------------ ------------------------------------

------------------------------------------------------------- ------------------------------ ------------------------------------
Net assets                                                                   $49,877,423.96                          $25,442,776
------------------------------------------------------------- ------------------------------ ------------------------------------

------------------------------------------------------------- ------------------------------ ------------------------------------
Net asset value per share                                                        $94,992.49                           $99,288.88
------------------------------------------------------------- ------------------------------ ------------------------------------

------------------------------------------------------------- ------------------------------ ------------------------------------
Shares outstanding                                                                  525.067                              256.248
------------------------------------------------------------- ------------------------------ ------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
---------------------------------------------------------------------------------------------------------------------------------

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                            STATEMENTS OF OPERATIONS

            For the Fiscal Year ended May 31, 2000 and the period from June 23,
               1998 (Commencement of Operations) to May 31, 1999

----------------------------------------------------------- ---------------------------------- ----------------------------------
                                                              June 1, 1999 to May 31, 2000         June 23, 1998 (Commencement of
                                                                      (Fiscal Year)                 Operations) to May 31, 1999
----------------------------------------------------------- ---------------------------------- ----------------------------------
INVESTMENT INCOME:
----------------------------------------------------------- ---------------------------------- ----------------------------------
Interest                                                                           $2,764,679                         $1,359,299
----------------------------------------------------------- ---------------------------------- ----------------------------------
EXPENSES:
----------------------------------------------------------- ---------------------------------- ----------------------------------
Administrative fee                                                                    $10,304                             $7,268
----------------------------------------------------------- ---------------------------------- ----------------------------------
Management fee                                                                       $171,736                           $121,133
----------------------------------------------------------- ---------------------------------- ----------------------------------
Custody fee                                                                           $10,304                             $7,268
----------------------------------------------------------- ---------------------------------- ----------------------------------
Organizational expense reimbursement fee                                               $6,869                             $4,845
----------------------------------------------------------- ---------------------------------- ----------------------------------
TOTAL EXPENSE                                                                        $199,213                           $140,514
----------------------------------------------------------- ---------------------------------- ----------------------------------
INTEREST EXPENSE                                                                     $318,321                                  0
----------------------------------------------------------- ---------------------------------- ----------------------------------
TOTAL EXPENSES                                                                       $517,534                           $140,514
----------------------------------------------------------- ---------------------------------- ----------------------------------

----------------------------------------------------------- ---------------------------------- ----------------------------------
NET INVESTMENT INCOME                                                              $2,247,145                         $1,218,785
----------------------------------------------------------- ---------------------------------- ----------------------------------
REALIZED AND UNREALIZED LOSS ON INVESTMENTS:
----------------------------------------------------------- ---------------------------------- ----------------------------------
Net realized loss on investments                                                     -215,414                            -74,875
----------------------------------------------------------- ---------------------------------- ----------------------------------
Change in unrealized depreciation of investments                                   -1,266,025                           -329,661
----------------------------------------------------------- ---------------------------------- ----------------------------------
Net realized and unrealized loss on investments                                    -1,481,439                           -404,536
----------------------------------------------------------- ---------------------------------- ----------------------------------

----------------------------------------------------------- ---------------------------------- ----------------------------------
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                                 $765,706                           $814,249
---------------------------------------------------------------------------------------------------------------------------------
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
---------------------------------------------------------------------------------------------------------------------------------

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                       STATEMENTS OF CHANGES IN NET ASSETS
         For the Fiscal Year ended May 31, 2000 and the period June 23,
               1998 (Commencement of Operations) to May 31, 1999

---------------------------------------------------------------- ----------------------------- --------------------------------
                                                                      June 1, 1999 to                    June 23, 1998
                                                                         May 31, 2000                  (Commencement of
                                                                        (Fiscal Year)                     Operations)
                                                                                                        to May 31, 1999
---------------------------------------------------------------- ----------------------------- --------------------------------
NET INCREASE (DECREASE) IN NET ASSETS:
---------------------------------------------------------------- ----------------------------- --------------------------------
Operations:
---------------------------------------------------------------- ----------------------------- --------------------------------
Net investment income                                                              $2,247,145                       $1,218,785
---------------------------------------------------------------- ----------------------------- --------------------------------
Net realized loss on investments                                                     -215,414                          -74,875
---------------------------------------------------------------- ----------------------------- --------------------------------
Change in unrealized depreciation of investments                                   -1,266,025                         -329,661
---------------------------------------------------------------- ----------------------------- --------------------------------
Increase in net assets resulting from operations                                     $765,706                         $814,249
---------------------------------------------------------------- ----------------------------- --------------------------------

---------------------------------------------------------------- ----------------------------- --------------------------------
DISTRIBUTIONS TO SHAREHOLDERS FROM:
---------------------------------------------------------------- ----------------------------- --------------------------------
Net investment income                                                              -2,081,193                         -996,310
---------------------------------------------------------------- ----------------------------- --------------------------------
Total distribution to shareholders                                                 -2,081,193                         -996,310
---------------------------------------------------------------- ----------------------------- --------------------------------

---------------------------------------------------------------- ----------------------------- --------------------------------
CAPITAL SHARE TRANSACTIONS:
---------------------------------------------------------------- ----------------------------- --------------------------------
Proceeds from sale of shares                                                      $25,750,135                      $34,124,836
---------------------------------------------------------------- ----------------------------- --------------------------------
Shares redeemed                                                                             0                       -8,499,999
---------------------------------------------------------------- ----------------------------- --------------------------------
Change in net assets resulting from capital share transactions                    $25,750,135                      $25,624,837
---------------------------------------------------------------- ----------------------------- --------------------------------

---------------------------------------------------------------- ----------------------------- --------------------------------
Increase (decrease) in net assets                                                 $24,434,648                      $25,442,776
---------------------------------------------------------------- ----------------------------- --------------------------------

---------------------------------------------------------------- ----------------------------- --------------------------------
Net assets at beginning of period                                                 $25,442,776                                0
---------------------------------------------------------------- ----------------------------- --------------------------------

---------------------------------------------------------------- ----------------------------- --------------------------------
NET ASSETS AT END OF PERIOD                                                       $49,877,424                      $25,442,776
---------------------------------------------------------------- ----------------------------- --------------------------------

---------------------------------------------------------------- ----------------------------- --------------------------------
Accumulated undistributed net investment income                                      $388,427                         $222,475
-------------------------------------------------------------------------------------------------------------------------------
                                        SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------------------------------------------------

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                              FINANCIAL HIGHLIGHTS
                               MAY 31, 1999 & 2000

---------------------------------------------------- ----------------------------------- -----------------------------------------
                                                         June 1,1999 to May 31, 2000          June 23,1998 (Commencement of
                                                                                                  Operations) to May 31,1999
----------------------------------------------------------------------------------------------------------------------------------
PER SHARE OPERATING PERFORMANCE:
---------------------------------------------------- ----------------------------------- -----------------------------------------
Net asset value beginning of period                                          $99,288.88                               $100,000.00
---------------------------------------------------- ----------------------------------- -----------------------------------------

---------------------------------------------------- ----------------------------------- -----------------------------------------
INCOME FROM INVESTMENT OPERATIONS:
---------------------------------------------------- ----------------------------------- -----------------------------------------
Net investment income                                                         $5,814.07                                 $4,756.27
---------------------------------------------------- ----------------------------------- -----------------------------------------
Net realized and unrealized loss on investments                               -4,167.96                                 -1,579.32
---------------------------------------------------- ----------------------------------- -----------------------------------------
Total from investment operations                                              $1,646.11                                 $3,176.95
---------------------------------------------------- ----------------------------------- -----------------------------------------

---------------------------------------------------- ----------------------------------- -----------------------------------------
Less distributions from net investment income                                 $5,942.50                                 $3,888.07
---------------------------------------------------- ----------------------------------- -----------------------------------------

---------------------------------------------------- ----------------------------------- -----------------------------------------
Net asset value end of period                                                $94,992.49                                $99,288.88
---------------------------------------------------- ----------------------------------- -----------------------------------------
Net Assets, at end of period ($Millions)                                          $49.9                                     $25.4
---------------------------------------------------- ----------------------------------- -----------------------------------------
Ratio of expenses to Average Net Assets                                           0.58%                                  0.58%(a)
---------------------------------------------------- ----------------------------------- -----------------------------------------
Ratio of Net Investment Income to Average Net                                     6.54%                                  5.03%(a)
Assets
---------------------------------------------------- ----------------------------------- -----------------------------------------
Total return for period                                                           1.69%                                     3.17%
---------------------------------------------------- ----------------------------------- -----------------------------------------
Portfolio turnover                                                                  57%                                       29%
---------------------------------------------------------------------------------------- -----------------------------------------
                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
---------------------------------------------------------------------------------------- -----------------------------------------

(a) Annualized

                           ACCESS CAPITAL STRATEGIES
                        COMMUNITY INVESTMENT FUND, INC.

                    Statements of Cashflows Period ended May
                   31, 2000 and the period from June 23, 1998
                  (commencement of operations) to May 31, 1999

                                                                           2000            1999
                                                                     ---------------------------------
Cash flows from operating activities:
  Net increase in net assets from operations                              $765,706         814,249
Adjustments to reconcile net increase in net assets from
operations to net cash used in operating activities:
  Net accretion of discount/premium on long term securities                (24,945)          4,813
  Decrease (increase) in interest receivable                               159,850        (540,615)
  Increase in liability for reverse repurchase agreement                 8,610,870             --
  Increase in accrued expenses                                              23,150          24,754
  Unrealized depreciation on investments                                 1,266,025         329,661
  Net realized loss on investments                                         215,414          74,875
                                                                     ---------------------------------
    Net cash provided by operating activities                           11,016,070         707,737
                                                                     ---------------------------------
Cash flows from investing activities:

  Purchase of investment securities                                    (61,733,863)    (37,711,803)
  Proceeds from disposition of investment securities                    22,942,227       6,873,299
  Proceeds from mortgage-backed securities paydowns                      3,411,751       6,201,316
  Purchase and sales of short-term investment securities, net              694,873        (699,076)
                                                                     ---------------------------------
    Net cash used by investing activities                              (34,685,012)    (25,336,264)
                                                                     ---------------------------------
Cash flows from financing activities:

  Capital stock subscriptions                                           25,750,135      34,124,836
  Capital stock redemptions                                                    --       (8,499,999)
  Cash distributions paid                                               (2,081,193)       (996,310)
                                                                     ---------------------------------
    Net cash provided by financing activities                           23,668,942      24,628,527
                                                                     ---------------------------------
Net increase (decrease) in cash                                                --              --
Cash, beginning of year                                                        --              --
                                                                     ---------------------------------
Cash, end of year                                                              --              --
                                                                     =================================

See accompanying notes to financial statements.

         ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                          Notes to Financial Statements

                                  May 31, 2000

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

         (a)      VALUATION OF SECURITIES

                  On October 29, 1999, the Fund revised its valuation policy. Prior to October 29, 1999 the Fund's valuation policy was as follows:

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

                  The Fund's revised valuation policy is as follows:

                  Portfolio securities, the principal market for which is a securities exchange will be valued at the closing sales price on that exchange on the day of computation, or, if there have been no sales during such day, at the bid quotations. If no such bid prices are available, then the securities will be valued in good faith at their respective fair market values using methods determined by or under the supervision of the Board of Directors of the Fund. Portfolio securities, the principal market for which is not a securities exchange and for which bid and ask prices are not available but for which the Custodian can obtain a price from an independent pricing agent shall be valued by the Custodian at the price obtained from the independent pricing agent for a comparable security without Community Reinvestment Act characteristics plus a markup of 3/4 of a point. Portfolio securities, the principal market for which is not a securities exchange and for which the Custodian cannot obtain a price from an independent pricing agent shall be valued by the Custodian by using a pricing matrix designed to maintain fair value of that security as provided by the Adviser. All other assets and securities including securities for which market quotations are not readily available are valued at their fair value as determined in good faith under the general supervision of the Board of Directors of the Fund.

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

                  The Fund will only enter into repurchase agreements with banks and other recognized financial institutions such as broker/dealers, which are deemed by the Fund's advisor to be creditworthy pursuant to guidelines established by the Directors. Risk may arise from potential inability of counterparties to honor the terms of the repurchase agreement. Accordingly, the fund could receive less than the repurchase price on the sale of the collateral securities.

         (c)      REVERSE REPURCHASE AGREEMENTS

                  To obtain short-term financing, the Fund may enter into reverse repurchase agreements with banks and other recognized financial institutions such as broker/dealers, which are deemed by the Fund's advisor to be creditworthy pursuant to the guidelines established by the Directors. Interest on the value of the reverse repurchase agreements is based upon competitive market rates at the time of issuance. At the time the Fund enters into a reverse repurchase agreement, it will establish and maintain a segregated account with the custodian containing qualifying assets having a value not less than the repurchase price, including accrues interest. If the counterparty to the transaction is rendered insolvent, the ultimate realization of the securities to be repurchases by the Fund may be delayed or limited.

         (d)      SECURITY TRANSACTIONS AND INVESTMENT INCOME

                  Security transactions are recorded on trade date. Realized gains and losses from security transactions are reported on an identified-cost basis. Income and expenses are recorded on the accrual basis. Premiums and discounts on mortgage-backed securities are amortized into interest income using the effective-yield method.

                  For federal income tax purposes at May 31, 2000, the cost of investments is $59,751,119 and the appreciation and depreciation on investments are $0 and $1,595,686 respectively.

         (e)      FEDERAL INCOME TAXES

                  No provision for federal income or excise taxes is required since the Fund intends to continue to qualify as a regulated investment company and distribute all of its taxable income to its shareholders.

         (f)      RECLASSIFICATION OF CAPITAL ACCOUNTS

                  Distributions are determined in accordance with income tax regulations which may differ from generally accepted accounting principles. Accordingly, periodic reclassifications are made within the Fund's capital accounts to reflect income and gains available for distribution under income tax regulations.

         (g)      DISTRIBUTIONS TO SHAREHOLDERS

                  The Fund declares and distributes dividends quarterly from net investment income and annually from net realized capital gains, if any, after offsetting capital-loss carryovers.

(3)      INVESTMENT MANAGEMENT AGREEMENT AND OTHER TRANSACTIONS WITH AFFILIATES

         Access Capital Strategies LLC ("Access") serves as an Investment Manager. Access is a registered investment adviser under the Investment Advisers Act 1940 ("Investment Advisers Act"). As of May 31, 2000, the Federal National Mortgage Association ("Fannie Mae") through its affiliate the FannieMae American Community Fund holds a 45% equity interest in Access. At May 31, 2000, the Fund held $44,061,121 in Fannie Mae mortgage-backed securities representing 88.4% of the Fund's net assets.

         Access receives from the Fund an annual management fee, paid quarterly, of fifty basis points (0.50%) of the Fund's average monthly gross assets less accrued liabilities, other than indebtedness for borrowing. Under the terms of the management agreement, Access has agreed to pay all operating expenses of the Fund. In turn, Access charges the Fund a fee equal to the lesser of three basis points (0.03%) of average monthly net assets, paid quarterly, or cumulative administrative expenses incurred by Access less cumulative administrative expenses reimbursed by the Fund. For the period June 1, 1999 to May 31, 2000, Access incurred $140,586 in administrative expenses and the Fund reimbursed Access $10,304 for such expenses. In the event the management agreement between Access and the Fund is terminated, the Fund will have no obligation to continue to pay Access for non-reimbursed administrative expenses.

         Upon closing of the Fund, Access agreed to pay all organization and offering costs of the Fund. In turn, the Fund is charged two basis points (0.02%) of the Fund's average monthly net assets, paid quarterly, to reimburse Access up to the amount of combined organizational and offering expenses. Since inception, the Fund incurred $78,508 in organizational expenses and the Fund reimbursed Access $6,869 and $4,845 for such expenses in 2000 and 1999 respectively. In the event the management agreement between Access and the Fund is terminated, the Fund will have no obligation to continue to pay Access for non-reimbursed organization and offering costs. Also, the Fund is charged three basis points (0.03%) of the Fund's monthly net assets for custody and fund accounting services.

         For certain issues purchased by the Fund, the issuer may pay a 100 basis point (1%) structuring fee to the Fund. For the period from June 1, 1999 to May 31, 2000, the Fund received $0 in structuring fees from issuers. In the event that the Fund receives a structuring fee from an issuer, Access charges the Fund an investment structuring fee equal to 100 basis points (1%). For the period from June 1, 1999 to May 31, 2000, the Fund paid Access $0 in structuring fees.

         Access maintains a shareholder account for each investor in the Fund. Investors making a commitment to the Fund pay Access a one-time commitment fee of 25 basis points (0.25%) of the commitment. During the period from June 1, 1999 to May 31, 2000, Access received $49,375 in commitment fees net of $0 in reimbursements.

(4)      CAPITAL SHARE TRANSACTIONS

         The Fund has authorized 10,000 shares of $.01 par value common stock. At May 31, 2000, there were 609.203 shares issued and 525.067 shares outstanding.

         Investors withdrawing from the Fund receive the then current net asset value redeemed, and the total redemption proceeds are subject to 1% withdrawal fee. During the period from June 1, 1999 to May 31, 2000, Access waived all withdrawal fees.

(5)      CAPITAL LOSS CARRYFORWARD

         For federal income tax purposes, the Fund had capital loss carryovers at May 31, 2000 of $153,559 which, if not offset by subsequent capital gains, $16,310 will expire in 2007 and $137,249 will expire in 2008. It is unlikely that the Board of Directors will authorize distribution of any net realized capital gains until the available capital loss has been offset or expired.

(6)      SECURITIES TRANSACTIONS

         Cost of purchases and proceeds from sales and pay downs of investment securities (excluding short-term securities) were as follows for the year ended May 31, 2000:

         Cost of Purchases      Proceeds from Sales     Proceeds from Pay downs
         -----------------      -------------------     -----------------------

         $ 61,733,861           $ 22,942,227            $ 3,411,749

         The Fund had the following reverse repurchase agreement outstanding at May 31, 2000:

         Repurchase Amount      Counterparty                   Interest Rate     Maturity Date
         -----------------      ------------                   -------------     -------------
         $ 8,600,000            State Street Bank & Trust Co.      6.5%          6/15/2000

         The average daily balance, weighted average interest rate and maximum amount outstanding under these agreements were as follows:

         Average Daily                    Weighted           Maximum
         Balance                      Average Interest       Amount
         Outstanding                        Rate             Outstanding*
         -------------               ------------------      ------------

         $6,108,100                         5.84%            $ 9,731,525


         * The maximum amount outstanding under reverse repurchase agreements includes accrued interest.

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

         At May 31, 2000, the Fund's Directors were:

NAME                     AGE    POSITION    OTHER AFFILIATION                         OTHER BOARDS
Peter J. Blampied        55     Director    Former Chairman, President & CEO of       Northeast Investors Trust,
                                            Boston Five Bancorp.                      Environmental Power Corp, A.W. Perry,
                                                                                      Inc. and The Nellie Mae Foundation

Ronald A. Homer*         53     Director    CEO & Co-Managing Member, Access          SallieMae
                                            Capital Strategies LLC.

Kevin J. Mulvaney        49     Director    President, Strategic Advisors Group.      NellieMae Corp (emeritus), PNC Bank,
                                            Formerly president of DRI/McGraw-Hill     New England
                                            and executive vice president of
                                            BankBoston.

*An "interested" Director.

OFFICERS

         At May 31, 2000, the officers of the Fund were:

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

Ronald A. Homer                 Chairman              CEO & Co-Managing Member, Access     1998
                                                      Capital Strategies LLC

David F. Sand                   CEO                   President & Co-Managing Member,      1998
                                                      Access Capital Strategies LLC

         The business backgrounds of the Fund's directors and officers are as follows:

NAME                    EMPLOYERS(5 YEARS)                  INDUSTRY                       JOB DESCRIPTION
----                    ------------------                  --------                       ---------------

Ronald A. Homer        Access Capital Strategies LLC        Investment Advisor             CEO & Co-Managing Member
                       Boston  Bank of Commerce             Banking                        President & CEO (1983-1996)

Peter J.
Blampied               Independent                          Management Consulting          Management  Consultant (1993-1997)
                       Boston Five Bancorp.                 Banking                        Former Chairman, President and CEO
                                                                                           (prior to 1993)

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

David F. Sand          Access Capital Strategies LLC        Investment Adviser             President & Co-Managing Member
                                                                                            (1997-present)
                       Access Capital Strategies Corp.      Investment Adviser             CIO & CEO (prior to 1997)
                       Commonwealth Capital Strategies      Investment Banking             President  (prior to 1995)
                       Commonwealth Capital Partners        Investment Banking             Managing Director  (prior to 1994)


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Owners:

At May 31, 2000 BankBoston owned 32.8%, Amalgamated Bank of New York 20.0%, Union Bank of California 10.0%, Washington Mutual Bank 10.0%, Middlesex Savings Bank 9.4% and Hibernia National Bank 5.0% of Fund Shares outstanding.

Management

Access Capital Strategies LLC, the Manager of the Fund, owned 0.10 Fund shares at May 31, 2000.

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

At May 31, 2000 the Fund owned $44.1 million in FannieMae mortgage-backed securities representing 76% of the Fund's total investments.

Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS

(a)(1) The following financial statements are incorporated by reference from
 Item 8 hereof:

 Statements of Assets and Liabilities as of May 31, 2000 and 1999

 Statements of Operations for the fiscal year ended May 31, 2000 and the period June 23, 1998 (Commencement of Operations) to May 31, 1999

 Statements of Changes in Net Assets for the fiscal year ended May 31, 2000 and the period June 23, 1998 (Commencement of Operations) to May 31, 1999

 Financial Highlights for the fiscal year ended May 31, 2000 and the period June 23, 1998 (Commencement of Operations) to May 31, 1999

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

  Exhibit No.        Exhibit

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
               (2)               None
               (3)      (i)      Incorporated by reference from an exhibit
                                 filed on Form 10-Q for the period ended
                                 August 31, 1998
                        (ii)     Incorporated by reference from an exhibit
                                 filed on Form 10-Q for the period ended
                                 August 31, 1998
               (4)               N/A
               (5)               N/A
               (8)               N/A
               (9)               None
               (10)     (i)      Incorporated by reference from an exhibit
                                 filed on Form 10-Q for the period ended
                                 August 31, 1998
                        (iii) (A)Incorporated by reference from an exhibit
                                 filed on Form 10-Q for the period ended
                                 August 31, 1998
               (11)              N/A
               (12)              N/A
               (13)              N/A
               (15)              N/A
               (16)              None
               (17)              N/A
               (18)              None
               (19)              N/A
               (20)              N/A
               (21)              None
               (22)              None
               (23)              Consent of Independent Public Accountants
               (24)              None
               (25)              N/A
               (26)              N/A
               (27)              Financial Data Schedule
         (b)   Reports on Form 8-K
                                 None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   December 18, 2000      Access Capital Strategies Community Investment
                               Fund, Inc.


                                   /S/ RONALD A. HOMER
                                   -----------------------------------------
                                   Ronald A. Homer, Chairman

Date:   December 18, 2000           /S/ KEVIN J. MULVANEY
                                   -----------------------------------------
                                   Kevin J. Mulvaney, Director

Date:   December 18, 2000           /S/ PETER BLAMPIED
                                   -----------------------------------------
                                   Peter Blampied, Director

Date:   December 18, 2000           /S/ DAVID F. SAND
                                   -----------------------------------------
                                   David F. Sand, Chief Executive Officer,
                                   Principal Accounting Officer, Principal
                                   Financial Officer