Form 10-Q
period 2000-08-31
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2000-12-19
CIK 1040241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000

                                       OR

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                          COMMISSION FILE NO. 814-143


          ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC./MA
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              MARYLAND                                  04-3369393
-------------------------------------      -------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The registrant had seventeen shareholders and 535.353 shares of common stock outstanding as of August 31, 2000.

                                      INDEX

                 Access Capital Community Investment Fund, Inc.

PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements (unaudited)

                           Statements of Assets and Liabilities- August
                           31, 2000, May 31, 2000, and August 31, 1999

                           Statements of Operations - Three months
                           ended August 31, 2000 and 1999

                           Statements of Changes in Net Assets - Three months ended August 31, 2000 and 1999

                           Financial Highlights - Three months ended
                           August 31, 2000 and 1999, May 31, 2000 and
                           1999

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

         Item 5.   Other information

         Item 6.   Exhibits and reports

         Signatures

                        ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.


                                   STATEMENTS OF ASSETS AND LIABILITIES
                                               (UNAUDITED)
---------------------------------------------------------------------------------------------------------
                                                    August 31, 2000     May 31, 2000      August 31, 1999
---------------------------------------------------------------------------------------------------------
ASSETS:
---------------------------------------------------------------------------------------------------------
Investments, at market value
(cost: $58,426,081.15, $59,751,118.82 and
$32,374,095.86, respectively)                       $58,400,077.63     $58,155,433.32     $31,703,924.39
---------------------------------------------------------------------------------------------------------
Interest Receivable                                 $   351,139.28     $   380,764.49     $   420,220.14
---------------------------------------------------------------------------------------------------------
Total Assets:                                       $58,751,216.91     $58,536,197.81     $32,124,144.53
                                                    --------------     --------------     --------------
---------------------------------------------------------------------------------------------------------
Liabilities:
---------------------------------------------------------------------------------------------------------
Accrued expenses                                    $    51,972.23     $    47,903.85     $    25,415.25
---------------------------------------------------------------------------------------------------------
Reverse repurchase agreement                        $ 6,306,835.07     $ 8,610,870.00     $ 6,001,883.39
                                                    --------------     --------------     --------------
---------------------------------------------------------------------------------------------------------
Total Liabilities                                   $ 6,358,807.30     $ 8,658,773.85     $ 6,027,298.64
                                                    --------------     --------------     --------------
---------------------------------------------------------------------------------------------------------
Net Assets                                          $52,392,409.61     $49,877,423.96     $26,096,845.89
                                                    --------------     --------------     --------------
---------------------------------------------------------------------------------------------------------
Paid-in capital                                     $52,185,104.25     $51,374,972.00     $26,624,837.76
---------------------------------------------------------------------------------------------------------
Accumulated undistributed net investment income     $   584,390.38     $   388,427.00     $   252,355.55
---------------------------------------------------------------------------------------------------------
Accumulated net realized (loss)                        -351,082.05        -290,289.69        -155,978.29
---------------------------------------------------------------------------------------------------------
Net unrealized appreciation/(depreciation) on
investments                                             -26,003.52      -1,595,685.35        -624,369.39
---------------------------------------------------------------------------------------------------------
Net assets                                          $52,392,409.61     $49,877,423.96     $26,096,845.89
---------------------------------------------------------------------------------------------------------
Net asset value per share                           $    97,865.16     $    94,992.49     $    97,983.57
---------------------------------------------------------------------------------------------------------
Shares outstanding                                         535.353            525.067            266.339
---------------------------------------------------------------------------------------------------------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                   ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                                    STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

-----------------------------------------------------------------------------------------------
                                         June 1 to August 31, 2000    June 1 to August 31, 1999
-----------------------------------------------------------------------------------------------
INTEREST INCOME:
-----------------------------------------------------------------------------------------------
Interest                                       $1,102,201.47               $  438,982.80
-----------------------------------------------------------------------------------------------
EXPENSES:
-----------------------------------------------------------------------------------------------
Administrative fee                             $    2,623.57               $    1,936.95
-----------------------------------------------------------------------------------------------
Management fee                                 $   43,726.09               $   32,282.51
-----------------------------------------------------------------------------------------------
Custody fee                                    $    2,623.57               $    1,936.95
-----------------------------------------------------------------------------------------------
Organizational expense reimbursement fee       $    1,749.04               $    1,291.30
                                               -------------               -------------
-----------------------------------------------------------------------------------------------
  Total fee expense                            $   50,722.27               $   37,447.71
-----------------------------------------------------------------------------------------------
Interest expense                               $  157,827.70               $   31,536.17
                                               -------------               -------------
-----------------------------------------------------------------------------------------------
  Total Expenses                               $  208,549.97               $   68,983.88

-----------------------------------------------------------------------------------------------
NET INVESTMENT INCOME:                         $  893,651.50               $  369,998.92
-----------------------------------------------------------------------------------------------
Net realized gain/(loss) on investments           -60,792.36                  -81,103.58
-----------------------------------------------------------------------------------------------
Change in unrealized
appreciation/(depreciation) of investments     $1,569,681.97                 -294,707.93
                                               -------------               -------------
-----------------------------------------------------------------------------------------------
Net realized and unrealized gain/(loss) on
investments                                    $1,508,889.61                 -375,811.51
-----------------------------------------------------------------------------------------------
NET INCREASE/(DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS                      $2,402,541.11                   -5,812.59
-----------------------------------------------------------------------------------------------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.


                                   STATEMENTS OF CHANGES IN NET ASSETS
                                               (UNAUDITED)

--------------------------------------------------------------------------------------------------------
                                                   June 1 to August 31, 2000   June 1 to August 31, 1999
--------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN NET ASSETS:
--------------------------------------------------------------------------------------------------------
Net investment income                                   $   893,651.50               $   369,998.92
--------------------------------------------------------------------------------------------------------
Net realized gain/(loss) on investments                     -60,792.36                   -81,103.58
--------------------------------------------------------------------------------------------------------
Change in unrealized appreciation/(depreciation) of
investments                                             $ 1,569,681.97                  -294,707.93
                                                        --------------               --------------
--------------------------------------------------------------------------------------------------------
Increase/(decrease) in net assets resulting from
operations                                              $ 2,402,541.11                    -5,812.59
--------------------------------------------------------------------------------------------------------
DISTRIBUTIONS TO SHAREHOLDERS FROM:
--------------------------------------------------------------------------------------------------------
Net investment income                                   $   871,710.39               $   340,117.97
                                                        --------------               --------------
--------------------------------------------------------------------------------------------------------
Total distribution to shareholders                      $   871,710.39               $   340,117.97
                                                        --------------               --------------
--------------------------------------------------------------------------------------------------------
CAPITAL SHARE TRANSACTIONS:
--------------------------------------------------------------------------------------------------------
Proceeds from sale of shares                            $   984,154.93               $ 1,000,000.00
--------------------------------------------------------------------------------------------------------
Shares redeemed                                                      0                            0
                                                        --------------               --------------
--------------------------------------------------------------------------------------------------------
Change in net assets resulting from capital share
transactions                                            $   984,154.93               $ 1,000,000.00
--------------------------------------------------------------------------------------------------------
Increase (decrease) in net assets                       $ 2,514,985.65               $   654,069.44
--------------------------------------------------------------------------------------------------------
Net assets at beginning of period                       $49,877,423.96               $25,442,776.45
                                                        --------------               --------------
--------------------------------------------------------------------------------------------------------
NET ASSETS AT END OF PERIOD                             $52,392,409.61               $26,096,845.89
--------------------------------------------------------------------------------------------------------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                                                  FINANCIAL HIGHLIGHTS
                                                      (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------
                                                                                                         June 23,1998
                                                                                                       (Commencement of
                                             June 1 to           June 1 to         June 1,1999 to       Operations) to
                                          August 31, 2000     August 31, 1999       May 31, 2000         May 31, 1999
-----------------------------------------------------------------------------------------------------------------------
PER SHARE OPERATING PERFORMANCE:
-----------------------------------------------------------------------------------------------------------------------
Net asset value beginning of period          $94,992.49          $99,288.88          $99,288.88          $100,000.00
                                             ----------          ----------          ----------          -----------
-----------------------------------------------------------------------------------------------------------------------
Income from investment operations
-----------------------------------------------------------------------------------------------------------------------
Net investment income                        $ 1,690.27          $ 1,419.43          $ 5,814.07          $  4,756.27
-----------------------------------------------------------------------------------------------------------------------
Net realized and unrealized
gain/(loss) on investments                   $ 2,818.49           -1,397.44           -4,167.96            -1,579.32
                                             ----------          ----------          ----------          -----------
-----------------------------------------------------------------------------------------------------------------------
Total from investment operations             $ 4,508.76          $    21.29          $ 1,646.11          $  3,176.95
                                             ----------          ----------          ----------          -----------
-----------------------------------------------------------------------------------------------------------------------
Less distributions from net
investment income                            $ 1,636.09          $ 1,327.30          $ 5,942.50          $  3,888.07
                                             ----------          ----------          ----------          -----------
-----------------------------------------------------------------------------------------------------------------------
Net asset value end of period                $97,865.16          $97,983.57          $94,992.49          $ 99,288.88
-----------------------------------------------------------------------------------------------------------------------
Net assets, end of period
($Millions)                                  $     52.4          $     26.1          $     49.9          $      25.4
-----------------------------------------------------------------------------------------------------------------------
Ratio of expenses to average net
assets                                             0.58%               0.58%               0.58%                0.58%
-----------------------------------------------------------------------------------------------------------------------
Ratio of net investment income to
average net assets                                  6.9%                5.9%               6.54%                5.03%
-----------------------------------------------------------------------------------------------------------------------
Total return for period                            4.76%              -0.01%               1.69%                3.12%
-----------------------------------------------------------------------------------------------------------------------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect the results of operations for Access Capital Strategies Community Investment Fund, Inc. and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. The results of operations and other data for the three months ended August 31, 2000 are not necessarily indicative of the results that may be expected for any other interim period or the fiscal year ending May 31, 2001. The information in this report should be read in conjunction with the financial statements and accompanying notes included in the May 31, 2000 Annual Report on Form 10-K. The Fund has not changed its accounting and reporting policies from those disclosed in its May 31, 2000 financial statements.

In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the statement of assets and liabilities and revenues and expenses for the period. Actual results could differ from those estimates; any such differences are expected to be immaterial to the net assets of the Fund.

This report covers the activity from June 1 to August 31, 2000.

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

Management believes the Fund was in compliance with the above requirements for the period ended August 31, 2000.

FUND OPERATIONS

INVESTMENT ACTIVITY

The Fund purchased $2,508,174 in new securities with yields to maturity of 7.4% to 7.5%. In the year ago quarter ended August 31, 1999 the Fund purchased $14.5 million in new securities at yields to maturity of 6.91% to 7.62%.

The Fund sold one $1.85 million 7.5% Freddie Mac Fixed Rate CRA MBS for a gain of $18,619 and three 6% FannieMae Fixed Rate CRA MBS (total principal of $1.39 million) for a loss of $73,303, resulting in a net loss on securities sold during the quarter ended August 31, 2000 of $54,683. When added to losses on principal paydowns of $6,109, the loss for the period was $60,792. In the comparable quarter ended August 31, 1999 the Fund sold $7.4 million of securities for a net loss of $75,001, when added to losses on principal paydowns of $6,103 the loss for the period was $81,104.

The Fund is permitted to use leverage in its investment program. For the period ended August 31, 2000 the Fund averaged $7.8 million in borrowings at an average rate of 6.08% compared to the period ended August 31, 1999 when the Fund averaged $2.3 million in borrowing at an average rate of 5.43%. In both periods, the total proceeds from borrowings were used to support additional investments in the Fund's Designated Target Regions.

NET ASSETS AND FUND HOLDINGS AT AUGUST 31,2000

At August 31, 2000 the Fund's Net Asset Value was $52.4 million, or $97,865.16 per share. At the prior quarter end May 31, 2000 the Net Asset Value was $49.9 million, or $94,992.49 per share. A year ago at August 31, 1999 the Fund's Net Asset Value was $26.1 million, or $97,983.57 per share.

The $2.5 million, or 5.0%, quarter-to-quarter increase in net assets from $49.9 million to $52.4 million was attributable to a combination of $1 million of new shares sold and appreciation in the market value of Fund assets due to lower interest rates. The $26.4 million, or 97.0%, year-to-year increase in net assets was attributable almost entirely to the sale of $25.75 million in new shares sold.

For the quarter ended August 31, 2000 the Net Asset Value per share of $97,865.16 represented an increase of $2,873, or 3.0%, over the prior quarter May 31, 2000 Net Asset Value per share of $94,992.49 and a decrease of $118.41, or -0.1%, from the year ago August 31, 1999 Net Asset Value per share of $97,983.57. The quarter-to-quarter increase is attributable to appreciation in the Fund's underlying assets during a time of generally declining interest rates. Although rates were volatile during the period, the year-to-year changes for Agency Mortgage-Backed Securities from August 31, 1999 to August 31, 2000 were minimal.

The Fund owned:

1    State Street Bank repurchase agreement in the amount of $91,116
1    GinnieMae project loan in the amount of $2.1 million

1 U.S. Government guaranteed economic development note in the amount of $1.3 million
4 FannieMae multi-family mortgage backed securities with prepayment protection in the aggregate amount of $4.1 million
46 Fixed Rate U.S. Agency Mortgage Backed Securities in the aggregate amount of $50.7 million


INVESTMENT INCOME

The Fund had investment income net of all fees (as discussed below) of $893,652 for the quarter ended August 31, 2000, representing a 141% increase from the year ago period ended August 31, 1999 when the Fund had investment income of $369,999. This increase is attributable to a combination of factors including a lengthening of maturities and a 100.4% increase in average net assets invested at higher yields for the quarter ended August 31, 2000 compared to the quarter ended August 31, 1999.

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

For the quarter ended August 31, 2000 the Management Fee was $43,726 and the combined reimbursement of operating expenses were $6,996. From June 1, 1999 to August 31, 1999 the Management Fee was $32,283 and the combined reimbursement fees were $5,165. These increases were due to increases in the net assets of the Fund.

YIELD

For the quarter ending August 31, 2000 the SEC current yield was 6.99% compared to SEC current yield of 6.23% for the year ago period ending August 31, 1999. This increase is due to higher interest rates.

For the quarter ending August 31, 2000 the ratio of net investment income to average net assets was 6.9% compared to 5.9% for the year ago period. This increase is due to new Fund purchases in a higher interest rate environment and a movement towards longer-term maturities in Fund assets.

REALIZED GAIN/LOSS

For the quarter ended August 31, 2000 the realized loss was $60,792 on principal paydowns and sales of $3.24 million in securities compared to a realized loss of $81,103 on principal paydowns and sales of $7.4 million in securities in the comparable year ago period.

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

The Fund pays dividends on a calendar quarter. The Fund paid a quarterly dividend of $1,636.09 per share on

July 5, 2000 to shareholders of record June 30, 2000. A year ago, the Fund paid a quarterly dividend of $1,327.30 per share on July 6, 1999 to shareholders of record June 30, 1999. The higher dividend is attributable to higher yields in the portfolio as a result of a lengthening of the Fund's average maturity in its investments and the higher yields obtained from investment of prepayments and proceeds from sales and new share purchases.


TOTAL RETURN

For the quarter ended August 31, 2000 the total return was 4.76% compared to a total return of -0.01% in the comparable year ago period. The increase in total return was due to a decline in interest rates and appreciation in longer term spreads of Agency MBS over U.S. Treasuries.

FUND DESIGNATED TARGET REGIONS AT AUGUST 31, 2000

The Fund's Designated Target Regions ("DTRs") are provided by Fund shareholders at the time of investment. At August 31, 2000 DTRs were:

        ---------------------------------------------------------------------
                   DTRS                                            AMOUNT
        ---------------------------------------------------------------------
        Boston & Cambridge, MA                                   $   500,000
        ---------------------------------------------------------------------
        California                                                 5,000,000
        ---------------------------------------------------------------------
        Texas/Louisiana                                            5,000,000
        ---------------------------------------------------------------------
        Massachusetts                                             11,250,000
        ---------------------------------------------------------------------
        New England                                               17,123,838
        ---------------------------------------------------------------------
        New Jersey/NY/DC                                          11,000,000
        ---------------------------------------------------------------------
        Texas                                                      5,000,000
        ---------------------------------------------------------------------
        TOTAL                                                    $54,873,838
        ---------------------------------------------------------------------


FUND IMPACT PER THE COMMUNITY REINVESTMENT ACT.

The Fund invests in securities that support community development economic activity as defined in the Community Reinvestment Act.

At August 31, 2000 the Fund's investments made loans to 829 homebuyers with incomes below 80% of median income from the following states in the following numbers.

California                   51
Connecticut                  67
Louisiana                    20
Massachusetts               449
New Jersey                   39
New York                     55
Rhode Island                 76
Texas                        65
Washington, D.C.              7
                            ---
                            829

The Fund's investments made loans to sponsors of 523 multi-family affordable housing rental units in Low Income Housing Tax Credit or HUD insured subsidized properties from the following states in the following amounts.

California                 152
Louisiana                   48
New York                   157
Texas                      166
                           ---
                           523

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

On June 14, 2000 two investors purchased a total of 7.73 shares at a Net Asset Value per share of $96,972.49 resulting in total new proceeds of $750,000. These investors designated Massachusetts as their Designated Target Regions. On August 25, 2000 one of these investors purchased an additional 2.552 shares at a Net Asset Value per share of $97,951.57 resulting in total new proceeds of $250,000. In the year ago quarter ended August 31, 1999 10.091 Fund shares were sold at a Net Asset Value per share of $99,102.54 resulting in total new proceeds of $1 million.

As discussed in the Private Offering Memorandum, the Fund allows shareholders to redeem their shares in accordance with Rule 23c-3 of the Investment Company Act of 1940.

There were no redemptions of Fund shares during this period. There were no redemptions in the year ago quarter.

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

Market Risk Associated with Fund portfolio holdings at August 31, 2000:

---------------------------------------------------------------------------------------------------------------------
            Investments (at market)                Variable Rate                           Fixed Rate
---------------------------------------------------------------------------------------------------------------------
Maturities less than 1 year                              -               $91,115.99 State Street repurchase agreement
---------------------------------------------------------------------------------------------------------------------
Maturities (or weighted average lives) greater           -               $1,300,642.50 US Gov't Guaranteed 6.85% HUD
than 1 year less than 7                                                  note
---------------------------------------------------------------------------------------------------------------------
Maturities (or weighted average lives) greater           -               $11,038,153 FannieMae 6 1/2% MBS
than 7 years less than 10                                                $1,045,600.47 FreddieMac 6 1/2% MBS
                                                                         $269,180.93 FannieMae 6.53% MBS
                                                                         $1,764,070.32 FannieMae 6.84% MBS
                                                                         $10,624,488.41 FannieMae 7% MBS
                                                                         $3,953,340.80 FreddieMac 7% MBS
                                                                         $586,636.24 FannieMae 7.09% MBS
                                                                         $82,230.89 FannieMae 7 1/4% MBS
                                                                         $466,834.56 FannieMae 7.44% MBS
                                                                         $13,527,382.36 FannieMae 7 1/2% MBS
                                                                         $4,045,760.08 FreddieMac 7 1/2% MBS
                                                                         $661,588.05 FannieMae 7.58% MBS
                                                                         $2,363,270.22 FannieMae 7.9% MBS
                                                                         $834,371.02 FannieMae 7.97% MBS
                                                                         $3,661,623.15 FannieMae 8% MBS
---------------------------------------------------------------------------------------------------------------------
Maturities (or weighted average lives) greater           -               $2,083,788.51 GinnieMae 8.25% project loan
than 10 years
---------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                                     $58,400,078
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Borrowings                                         Variable Rate                           Fixed Rate
---------------------------------------------------------------------------------------------------------------------
Maturities less than 1 year                              -               ($6,300,000.00) 6.6% Reverse repurchase
                                                                         agreement with State Street Bank
---------------------------------------------------------------------------------------------------------------------
Maturities (or weighted average lives) greater           -                                   -
than 1 year less than 7
---------------------------------------------------------------------------------------------------------------------
Maturities (or weighted average lives) greater           -                                   -
than 7 year less than 10
---------------------------------------------------------------------------------------------------------------------
Maturities (or weighted average lives) greater           -                                   -
than 10 years
---------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                                 ($6,300,000.00)
---------------------------------------------------------------------------------------------------------------------

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
         (2)               None
         (3)      (i)      Incorporated by Reference from an exhibit filed in
                           Form 10-Q for the period ended August 31, 1998
                  (ii)     Incorporated by Reference from an exhibit filed in
                           Form 10-Q for the period ended August 31, 1998
         (4)               N/A
         (5)               N/A
         (8)               N/A
         (9)               None
         (10)     (i)      Incorporated by Reference from an exhibit filed in
                           Form 10-Q for the period ended August 31, 1998
                  (iii)    (A) Incorporated by Reference from an exhibit filed
                           in Form 10-Q for the period ended August 31, 1998
         (11)              N/A
         (12)              N/A
         (13)              N/A
         (15)              N/A
         (16)              None
         (17)              N/A
         (18)              None
         (19)              N/A
         (20)              N/A
         (21)              None
         (22)              None
         (23)              None
         (24)              N/A
         (25)              N/A
         (26)              Financial Data Schedule
   (b)   Reports on Form 8-K
         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

December 18, 2000         /S/ RONALD A. HOMER
                         -------------------------------------
                           Ronald A. Homer
                           Chairman of the Board of Directors

December 18, 2000         /S/ KEVIN J. MULVANEY
                         -------------------------------------
                           Kevin J. Mulvaney
                           Director

December 18, 2000         /S/ PETER BLAMPIED
                         -------------------------------------
                           Peter Blampied
                           Director

December 18, 2000         /S/ DAVID F. SAND
                         -------------------------------------
                           David F. Sand
                           Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer