Form 10-Q
period 2000-11-30
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2001-02-07
CIK 1040241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _______ TO _______________

                          COMMISSION FILE NO. 817-00807


            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.
            ---------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                      MARYLAND                             04-3369393
           -------------------------------           -------------------
           (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

            124 MT. AUBURN STREET, SUITE 200N CAMBRIDGE,   MA 02138
            -------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                  617-576-5858
              -----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                       N/A
   --------------------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                     REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The registrant had seventeen shareholders and 540.435 shares of common stock outstanding as of November 30, 2000.

                                      INDEX

                 Access Capital Community Investment Fund, Inc.

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
         Item 1.    Financial Statements (unaudited)

                    Item 1.   Financial Statements (unaudited).................3

                    Statements of Assets and Liabilities-......................3
                    November 30, 2000, May 31, 2000, and
                    November 30, 1999

                    Statements of Operations-..................................4
                    Three months ended November 30, 2000 and
                    1999 Six months ended November 30, 2000 and 1999

                    Statements of Changes in Net Assets-.......................5
                    Three months ended November 30, 2000 and 1999
                    Six months ended November 30, 2000 and 1999

                    Financial Highlights-......................................6
                    Three months ended November 30, 2000 and 1999
                    Six months ended November 30, 2000 and 1999

                    Notes to Consolidated Financial Statements ................7

         Item 2.   Management's Discussion and Analysis of Financial...........7
                   Condition and Results of Operations

         Item 3.   Quantitative and Qualitative Disclosures about.............12
                   Market Risk

PART II. OTHER INFORMATION....................................................14

         Item 1.   Legal proceedings..........................................14

         Item 2.   Changes in securities......................................14

         Item 3.   Defaults upon senior securities............................14

         Item 4.   Submission of matters to a vote of security holders........14

         Item 5.   Other information..........................................14

         Item 6.   Exhibits and reports.......................................14

         Signatures...........................................................16

                        ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                                  STATEMENTS OF ASSETS AND LIABILITIES
                                               (UNAUDITED)

------------------------------------------------   -----------------   ------------   -----------------
                                                   November 30, 2000    May 31,2000   November 30, 1999
------------------------------------------------   -----------------   ------------   -----------------
ASSETS:
------------------------------------------------   -----------------   ------------   -----------------
Investments, at market value (cost: $58,725,763,         $59,856,345    $58,155,433         $33,188,000
$59,751,119 and $32,374,096, respectively)
------------------------------------------------   -----------------   ------------   -----------------
Interest Receivable                                      $   382,352    $   380,764         $   248,877
------------------------------------------------   -----------------   ------------   -----------------
Total Assets:                                            $60,238,697    $58,536,198         $33,436,877
------------------------------------------------   -----------------   ------------   -----------------
Liabilities:
------------------------------------------------   -----------------   ------------   -----------------
Accrued expenses                                         $   103,219    $    47,904         $    27,134
------------------------------------------------   -----------------   ------------   -----------------
Reverse repurchase agreement                             $ 6,652,852    $ 8,610,870         $ 5,000,479
------------------------------------------------   -----------------   ------------   -----------------
Total Liabilities                                        $ 6,756,071    $ 8,658,774         $ 5,027,613
------------------------------------------------   -----------------   ------------   -----------------
Net Assets                                               $53,482,626    $49,877,424         $28,409,263
------------------------------------------------   -----------------   ------------   -----------------
Paid-in capital                                          $52,384,501    $51,374,972         $28,874,838
------------------------------------------------   -----------------   ------------   -----------------
Accumulated undistributed net investment income          $   601,591    $   388,427         $   298,192
------------------------------------------------   -----------------   ------------   -----------------
Accumulated net realized (loss)                             -623,611       -290,290            -151,470
------------------------------------------------   -----------------   ------------   -----------------
Net unrealized appreciation/(depreciation) on            $ 1,120,145     -1,595,685            -612,297
investments
------------------------------------------------   -----------------   ------------   -----------------
Net assets                                               $53,482,626    $49,877,424         $28,409,263
------------------------------------------------   -----------------   ------------   -----------------
Net asset value per share                                $    98,962    $    94,992         $    98,080
------------------------------------------------   -----------------   ------------   -----------------
Shares outstanding                                           540.435        525.067             289.655
-------------------------------------------------------------------------------------------------------
                            SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------------------------

                             ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                                             STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)
---------------------------------   -----------------   -----------------   -----------------   -----------------
                                      September 1 to     September 1 to         June 1 to           June 1 to
                                    November 30, 2000   November 30, 1999   November 30, 2000   November 30, 1999
---------------------------------   -----------------   -----------------   -----------------   -----------------
INTEREST INCOME:
---------------------------------   -----------------   -----------------   -----------------   -----------------
Interest                                   $1,082,310            $551,334          $2,184,512           $ 990,317
---------------------------------   -----------------   -----------------   -----------------   -----------------
EXPENSES:
---------------------------------   -----------------   -----------------   -----------------   -----------------
Administrative fee                         $    3,936            $  2,033          $    6,560           $   3,970
---------------------------------   -----------------   -----------------   -----------------   -----------------
Management fee                             $   65,607            $ 33,879          $  109,333           $  66,161
---------------------------------   -----------------   -----------------   -----------------   -----------------
Custody fee                                $    3,936            $  2,033          $    6,560           $   3,970
---------------------------------   -----------------   -----------------   -----------------   -----------------
Organizational expense                     $    2,624            $  1,355          $    4,373           $   2,646
reimbursement fee                          ----------            --------          ----------           ---------
---------------------------------   -----------------   -----------------   -----------------   -----------------
  Total fee expense                        $   76,105            $ 39,299          $  126,827           $  76,747
---------------------------------   -----------------   -----------------   -----------------   -----------------
Interest expense                           $  101,720            $ 76,251          $  259,547           $ 107,788
---------------------------------   -----------------   -----------------   -----------------   -----------------
  TOTAL EXPENSES:                          $  177,825            $115,550          $  386,374           $ 184,535
---------------------------------   -----------------   -----------------   -----------------   -----------------

---------------------------------   -----------------   -----------------   -----------------   -----------------
NET INVESTMENT INCOME:                     $  904,486            $435,784          $1,798,138           $ 805,783
                                                                 --------                               ---------
---------------------------------   -----------------   -----------------   -----------------   -----------------
Net realized gain/(loss) on                  -562,819            $  4,508            -623,611             -76,595
investments
---------------------------------   -----------------   -----------------   -----------------   -----------------
Change in unrealized                       $1,146,149            $ 12,073          $2,715,831            -282,635
appreciation/(depreciation) of             ----------            --------          ----------           ---------
investments
---------------------------------   -----------------   -----------------   -----------------   -----------------
Net realized and unrealized                $  583,330            $ 16,581          $2,092,219            -359,231
gain/(loss) on investments
---------------------------------   -----------------   -----------------   -----------------   -----------------
NET INCREASE/(DECREASE) IN NET             $1,487,816            $452,365          $3,890,357           $ 446,552
ASSETS RESULTING FROM OPERATIONS
-----------------------------------------------------------------------------------------------------------------
                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------------------------------------------

                               ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.


                                          STATEMENTS OF CHANGES IN NET ASSETS
                                                      (UNAUDITED)
--------------------------------------   -----------------   -----------------   -----------------   ----------------
                                          September 1 to      September 1 to         June 1 to           June 1 to
                                         November 30, 2000   November 30, 1999   November 30, 2000   November 30,1999
--------------------------------------   -----------------   -----------------   -----------------   ----------------
NET INCREASE (DECREASE) IN NET ASSETS:
--------------------------------------   -----------------   -----------------   -----------------   ----------------
OPERATIONS:
--------------------------------------   -----------------   -----------------   -----------------   ----------------
Net Investment Income                          $   904,486         $   435,784         $ 1,798,138        $   805,783
--------------------------------------   -----------------   -----------------   -----------------   ----------------
Net realized gain/(loss) on                    $  -562,819         $     4,508         $  -623,611            -76,595
investments
--------------------------------------   -----------------   -----------------   -----------------   ----------------
Change in unrealized                           $ 1,146,149         $    12,073         $ 2,715,831           -282,635
appreciation/(depreciation) of                 -----------         -----------         -----------        -----------
investments
--------------------------------------   -----------------   -----------------   -----------------   ----------------
Increase/(decrease) in net assets              $ 1,487,816         $   452,365         $ 3,890,357        $   446,552
resulting from operations
--------------------------------------   -----------------  ------------------  ------------------  -----------------
DISTRIBUTION TO SHAREHOLDERS FROM:
--------------------------------------   -----------------   -----------------   -----------------   ----------------
Net Investment Income                          $   887,286         $   389,947         $ 1,758,997        $   730,065
--------------------------------------   -----------------   -----------------   -----------------   ----------------
Total distribution to shareholders             $   887,286         $   389,947         $ 1,758,997        $   730,065
                                               -----------         -----------         -----------        -----------
--------------------------------------   -----------------  ------------------  ------------------  -----------------
CAPITAL SHARE TRANSACTIONS:
--------------------------------------   -----------------   -----------------   -----------------   ----------------
Proceeds from sale of shares                   $   489,687         $ 2,250,000         $ 1,473,841        $ 3,250,000
--------------------------------------   -----------------   -----------------   -----------------   ----------------
Shares redeemed                                          0                   0                   0                  0
--------------------------------------   -----------------   -----------------   -----------------   ----------------
Change in net assets resulting                 $   489,687         $ 2,250,000         $ 1,473,841        $ 3,250,000
from capital share transactions                                                        -----------        -----------
--------------------------------------   -----------------   -----------------   -----------------   ----------------

--------------------------------------   -----------------   -----------------   -----------------   ----------------
Increase/(decrease) in net assets              $ 1,090,216         $ 2,312,418         $ 3,605,202        $ 2,966,487
--------------------------------------   -----------------   -----------------   -----------------   ----------------

--------------------------------------   -----------------   -----------------   -----------------   ----------------
Net assets at beginning of period              $52,392,410         $26,096,846         $49,877,424        $25,442,776
                                               -----------         -----------         -----------        -----------
--------------------------------------   -----------------   -----------------   -----------------   ----------------
NET ASSETS AT END OF PERIOD                    $53,482,626         $28,409,264         $53,482,626        $28,409,264
---------------------------------------------------------------------------------------------------------------------
                                    SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
---------------------------------------------------------------------------------------------------------------------

                                   ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.


                                                      FINANCIAL HIGHLIGHTS
                                                          (UNAUDITED)
---------------------------------------------   -----------------   -----------------   -----------------   -----------------
                                                  September 1 to      September 1 to        June 1 to           June 1 to
                                                November 30, 2000   November 30, 1999   November 30, 2000   November 30, 1999
---------------------------------------------   -----------------   -----------------   -----------------   -----------------
PER SHARE OPERATING PERFORMANCE:
---------------------------------------------   -----------------   -----------------   -----------------   -----------------
Net asset value beginning of period                       $97,865             $97,984             $94,992             $99,289
                                                          -------             -------             -------             -------
---------------------------------------------   -----------------   -----------------   -----------------   -----------------
Income from investment operations
---------------------------------------------   -----------------   -----------------   -----------------   -----------------
Net Investment Income                                     $ 1,679             $ 1,584             $ 3,359             $ 3,003
---------------------------------------------   -----------------   -----------------   -----------------   -----------------
Net realized and unrealized gain/(loss) on                $ 1,065                  60             $ 3,897              -1,337
investments                                               -------             -------             -------             -------
---------------------------------------------   -----------------   -----------------   -----------------   -----------------
Total from investment operations                          $ 2,744             $ 1,644             $ 7,256             $ 1,665
                                                          -------             -------             -------             -------
---------------------------------------------   -----------------   -----------------   -----------------   -----------------
Less distributions from net investment income             $ 1,647             $ 1,548             $ 3,286             $ 2,875
                                                          -------             -------             -------             -------
---------------------------------------------   -----------------   -----------------   -----------------   -----------------
Net asset value end of period                             $98,962             $98,080             $98,962             $98,080
---------------------------------------------   -----------------   -----------------   -----------------   -----------------
Net assets, at end of period ($ Millions)                 $  53.5             $  28.4             $  53.5             $  28.4
---------------------------------------------   -----------------   -----------------   -----------------   -----------------
Ratio of expenses to average net assets                      0.58%               0.58%               0.58%               0.58%
---------------------------------------------   -----------------   -----------------   -----------------   -----------------
Ratio of net investment income to average                     6.8%                6.4%                6.9%                6.2%
net assets
---------------------------------------------   -----------------   -----------------   -----------------   -----------------
Total return for period                                      2.84%               1.57%               7.73%               1.58%
------------------------------------------------------------------------------------------------------------------------------
                                        SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------------------------------------------------------

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect the results of operations for Access Capital Strategies Community Investment Fund, Inc. and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. The results of operations and other data for the three months ended November 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or the fiscal year ending May 31, 2001. The information in this report should be read in conjunction with the financial statements and accompanying notes included in the May 31, 2000 Annual Report on Form 10-K. The Fund has not changed its accounting and reporting policies from those disclosed in its May 31, 2000 financial statements.

In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the statement of assets and liabilities and revenues and expenses for the period. Actual results could differ from those estimates; any such differences are expected to be immaterial to the net assets of the Fund.

This report covers the activity from September 1 to November 30, 2000.

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

Management believes the Fund was in compliance with the above requirements for the period ended November 30, 2000.

FUND OPERATIONS

INVESTMENT ACTIVITY

PURCHASES

For the quarter ended November 30, 2000 the Fund purchased $16.0 million in new securities with yields to maturity of 7.3% to 7.7%. In the year ago quarter ended November 30, 1999 the Fund purchased $1.5 million in new securities with a yield to maturity of 7.42%.

For the six months ended November 30, 2000 Fund purchases totaled $18.5 million at yields to maturity of 7.3% to 7.7%. For the six months ended November 30, 1999 Fund purchases totaled $16.0 million at yields to maturity from 6.9% to 7.4%.

SALES

For the quarter ended November 30, 2000 the Fund sold $14.3 million in securities for a net realized loss of $562,819. There were no Fund sales during the quarter ended November 30, 1999.

For the six months ended November 30, 2000 Fund sales totaled $17.5 million for a net realized loss of $623,611. For the six months ended November 30, 1999 sales totaled $7.4 million for net realized losses of $76,595.

The Fund is permitted to use leverage in its investment program. For the period ended November 30, 2000 the Fund averaged $7.2 million in borrowings at an average rate of 6.79% compared to the period ended November 30, 1999 when the Fund averaged $5 million in borrowings at an average rate of 5.60%. In both periods, the total proceeds from borrowings were used to support additional investments in the Fund's Designated Target Regions.

NET ASSETS AND FUND HOLDINGS AT NOVEMBER 30,2000

At November 30, 2000 the Fund's Net Asset Value was $53.5 million, or $98,962.18 per share. At the prior quarter end August 31, 2000 the Fund's Net Asset Value was $52.4 million, or $97,865.16 per share. At end of the most recent fiscal year May 31, 2000 the Net Asset Value was $49.9 million, or $94,992.49 per share. A year ago at November 30, 1999 the Fund's Net Asset Value was $28.4 million, or $98,079.66 per share.

The $1.1 million, or 2.1%, quarter-to-quarter increase in net assets from $52.4 million to $53.5 million was attributable to a combination of $500,000 of new shares sold and appreciation in the market value of Fund assets due to lower interest rates. The $25.1 million, or 88.4%, year-to-year increase in net assets was attributable primarily to the sale of $24 million in new shares.

For the quarter ended November 30, 2000 the Net Asset Value of $98,962.18 represented an increase of $1,097.02 per share, or 1.1%, from the prior quarter NAV of $97,865.16. The increase since the end of the most recent fiscal year at May 31, 2000 when the Net Asset Value per share of $94,992.49 is equal to $3,970, or 4.2%.

The quarter-to-quarter and six month increases are attributable to appreciation in the Fund's underlying assets during a time of generally declining interest rates.

A year ago at November 30, 1999 Net Asset Value per share was $98,079.66, thus for the year-to-year period ended November 30, 2000 the Fund experienced an increase of $883 per share, or 0.9%.

At November 30, 2000 the Fund owned:

               1    State Street Bank repurchase agreement in the amount of
                    $10,437
               1    GinnieMae project loan in the amount of $2.1 million
               1    US Government guaranteed economic development note in the
                    amount of $1.3 million
               5    FannieMae multi-family mortgage backed securities with
                    prepayment protection in the aggregate amount of $13.0 million
               45   Fixed rate US Agency Mortgage Backed securities in the
                    aggregate amount of $43.4 million

INVESTMENT INCOME

The Fund had investment income net of all fees (as discussed below) of $904,486 for the quarter ended November 30, 2000 an increase of $10,834, or 1.2%, from investment income of $893,652 for the quarter ended August 31, 2000. In the year ago quarter ended November 30, 1999 investment income was $435,784. The year-to-year increase of $468,702, or 107.6%, is attributable to the 95.8% increase in average net assets invested and the Fund's investment in higher yielding securities.

For the six months ended November 30, 2000 investment income was $1,798,138 an increase of $992,355, or 123.2%, from six-month income of $805,783 for the period ended November 30, 1999. The year-to-year increase is attributable to the 99.8%% increase in average net assets invested and the Fund's investment in higher yielding securities.

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

For the quarter ended November 30, 2000 the Management Fee was $65,607 and the combined reimbursement of operating expenses was $10,497. For the quarter ended August 31, 2000 the Management Fee was $43,726 and the combined reimbursement of operating expenses were $6,996. For the six-month period ended November 30, 2000 the Management Fee was $109,333 and the combined reimbursement of operating expenses was $17,493. For the year ago six-month period ended November 30, 1999 the Management Fee was $66,161 and the combined reimbursement of operating expenses was $10,586. All of the fee increases were due to increases in the net assets of the Fund.

YIELD

For the quarter ending November 30, 2000 the SEC current yield was 6.9% compared to the SEC current yield of 6.5% for the quarter ended November 30, 1999. This increase is due to higher interest rates.

For the quarter ending November 30, 2000 the ratio of net investment income to average net assets was 6.8% compared to 6.4% for the year ago period. For the six month period ended November 30, 2000 the ratio of net investment income to average net assets was 6.9% compared to 6.2% for the year ago six-month period. These increases are due to higher interest rates.

REALIZED GAIN/LOSS

For the quarter ended November 30, 2000 the realized loss was $562,819 on sales of $14.3 million in securities compared to a realized gain of $4,508 on paydowns for the quarter ended November 30, 1999. For the six-month period ended November 30, 2000 realized losses were $623,611 compared to a realized loss of $76,595 for the same period in 1999.

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

The Fund pays dividends on a calendar quarter. The Fund paid a quarterly dividend of $1,646.22 per share on October 3, 2000 to shareholders of record September 30, 2000. A year ago, the Fund paid a quarterly dividend of $1,548.03 per share on October 15, 1999 to shareholders of record September 30, 1999. During the six-month period from June 1 to November 30, 2000 the Fund paid dividends of $3,277.89 per share compared to dividends of $2,791.70 per share in the same period of 1999. The higher dividends are attributable to higher yields in the portfolio as a result of a lengthening of the Fund's average maturity in its investments and the higher yields obtained from investment of prepayments and proceeds from sales and new share purchases.

TOTAL RETURN

For the quarter ended November 30, 2000 the total return was 2.84% compared to a total return of 1.57% in the comparable year ago period. For the six-month period ended November 30, 2000 the total return was 7.73% compared to a total return of 1.58% for the same period in 1999. The increase in total return was due to a decline in interest rates, the Fund's use of leverage and investment in CRA securities with pre-payment protection that have appreciated in value during a time of declining interest rates.


FUND DESIGNATED TARGET REGIONS AT NOVEMBER 30, 2000

The Fund's Designated Target Regions ("DTRs") are provided by Fund shareholders at the time of investment. At November 30, 2000 DTRs were:

     -------------------------   ------------
               DTRS                 AMOUNT
     -------------------------   ------------
     Boston & Cambridge, MA          $500,000
     -------------------------   ------------
     California                     5,000,000
     -------------------------   ------------
     Texas/Louisiana                2,500,000
     -------------------------   ------------
     Massachusetts                 11,750,000
     -------------------------   ------------
     New England                   17,123,838
     -------------------------   ------------
     New Jersey/NY/DC              11,000,000
     -------------------------   ------------
     Texas                          5,000,000
     ----------------------------------------
     TOTAL                        $52,873,838
     ----------------------------------------

FUND IMPACT PER THE COMMUNITY REINVESTMENT ACT.

The Fund invests in securities that support community development economic activity as defined in the Community Reinvestment Act.

At November 30, 2000 the Fund's investments made loans to 877 homebuyers with incomes below 80% of median income from the following states in the following numbers.


California                   51
Connecticut                  69
Louisiana                    20
Massachusetts               488
New Jersey                   44
New York                     56
Rhode Island                 77
Texas                        65
Washington, D.C.              7
                            ---
                            877

The Fund's investments made loans to sponsors of 1,027 multi-family affordable housing rental units in Low Income Housing Tax Credit or HUD insured subsidized properties from the following states in the following amounts.

California                  152
Massachusetts               504
Louisiana                    48
New York                    157
Texas                       166
                          -----
                          1,027

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

On September 29, 2000 an existing Fund shareholder purchased an additional 5.082, or $500,000, of Fund shares at a Net Asset Value of $98,380.29. During the quarter ended November 30, 1999 23.316 shares were sold to investors at $96,502.99 per share for proceeds of $2.25 million.

For the six-months ended November 30, 2000 a total of 15.368 shares were sold for total proceeds of $1.5 million. For the comparable period in 1999 a total of
33.41 shares were sold for total proceeds of $3.25 million

As discussed in the Private Offering Memorandum, the Fund allows shareholders to redeem their shares in accordance with Rule 23c-3 of the Investment Company Act of 1940.

There were no redemptions of Fund shares during this period or during the six months ended November 30, 2000. There were no redemptions in the year ago quarter or year-ago six-month period.

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

Market Risk Associated with Fund portfolio holdings at November 30, 2000:
-----------------------------------------------------------   -------------   -----------------------------------------------
                Investments (at market)                       Variable Rate                    Fixed Rate
-----------------------------------------------------------   -------------   -----------------------------------------------
Maturities less than 1 year                                        -          $10,436.56 State Street repurchase agreement
-----------------------------------------------------------   -------------   -----------------------------------------------
Maturities (or weighted average lives) greater than 1              -          $1,307,892.30 US Gov't Guaranteed 6.85%
year less than 7                                                              HUD note
-----------------------------------------------------------   -------------   -----------------------------------------------
Maturities (or weighted average lives) greater than 7              -          $44,564.47 FannieMae 6 1/2% MBS
years less than 10                                                            $1,060,233.74 FreddieMac 6 1/2% MBS
                                                                              $263,535.45 FannieMae 6.53% MBS
                                                                              $13,622,687.67 FannieMae 7% MBS
                                                                              $4,004,344.25 FreddieMac 7% MBS
                                                                              $8,159,886.32 FannieMae 7.12% MBS
                                                                              $83,316.66 FannieMae 7 1/4% MBS
                                                                              $17,571,818.80 FannieMae 7 1/2% MBS
                                                                              $4,088,457.27 FreddieMac 7 1/2% MBS
                                                                              $662,961.23 FannieMae 7.58% MBS
                                                                              $2,351,642.99 FannieMae 7.9% MBS
                                                                              $835,392.31 FannieMae 7.97% MBS
                                                                              $3,697,801.14 FannieMae 8% MBS
-----------------------------------------------------------   -------------   -----------------------------------------------
Maturities (or weighted average lives) greater than 10             -          $2,091,374.06 GinnieMae 8.25% project loan
years
-----------------------------------------------------------   -------------   -----------------------------------------------
TOTAL                                                                                                             $59,856,345
-----------------------------------------------------------   -------------   -----------------------------------------------



-----------------------------------------------------------------------   ---------   -------------------------
Borrowings                                                                Variable           Fixed Rate
                                                                            Rate
-----------------------------------------------------------------------   ---------   -------------------------
Maturities less than 1 year                                                  -        ($6,652,852) 6.7% Reverse
                                                                                      repurchase agreement with
                                                                                      State Street Bank
-----------------------------------------------------------------------   ---------   -------------------------
Maturities (or weighted average lives) greater than 1 year less than 7       -                       -
-----------------------------------------------------------------------   ---------   -------------------------
Maturities (or weighted average lives) greater than 7 year less than 10      -                       -
-----------------------------------------------------------------------   ---------   -------------------------
Maturities (or weighted average lives) greater than 10 years                 -                       -
-----------------------------------------------------------------------   ---------   -------------------------
TOTAL                                                                                               ($6,652,852)
-----------------------------------------------------------------------   ---------   -------------------------

All Fund activities occur in U.S. dollars.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         The Company is not involved in any pending legal proceedings.

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports
         The following Exhibits are filed as part of this Report:

      (a)      (1)      N/A
               (2)      None
               (3)      N/A
               (4)      N/A
               (5)      N/A
               (8)      N/A
               (9)      None
               (10)     N/A
               (11)     N/A
               (12)     N/A
               (13)     N/A
               (15)     N/A
               (16)     None
               (17)     N/A
               (18)     None
               (19)     N/A
               (20)     N/A
               (21)     None
               (22)     None
               (23)     None
               (24)     N/A
               (25)     N/A
               (26)     N/A
      (b)      Reports on Form 8-K
                 None.

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


                       ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                                   /s/ Ronald A. Homer
                                   ---------------------------------
                                   Ronald A. Homer
                                   Chairman of the Board of Directors

                                   /s/ Kevin J. Mulvaney
                                   ---------------------------------
                                   Kevin J. Mulvaney
                                   Director

                                   /s/ Peter Blampied
                                   ----------------------------------
                                   Peter Blampied
                                   Director


                                   /s/ David F. Sand
                                   ----------------------------------
                                   David F. Sand
                                   Chief Executive Officer, Principal Financial
                                   Officer, Principal Accounting Officer