Form 10-K
period 2001-05-31
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2001-08-29
CIK 1040241

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 /X/ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
          1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED: MAY 31, 2001

                       COMMISSION FILE NUMBER: 817-00807

           ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.
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

                -----------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
Days: Yes /X / No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: / /

Documents incorporated by reference: YES

                 ACCESS CAPITAL COMMUNITY INVESTMENT FUND, INC.
                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                         PART I

                                                                          PAGE
                                                                          ----


Item 1.     DESCRIPTION OF BUSINESS .....................................  3

Item 2.     PROPERTIES ..................................................  3

Item 3.     LEGAL PROCEEDINGS ...........................................  4

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........  4

                                     PART II

Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS ..............................  4

Item 6.     SELECTED FINANCIAL DATA .....................................  5

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ......................  5

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK ..............................................  9

Item 8.     FINANCIAL STATEMENTS ........................................ 12

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE ...................... 13



                                    PART III
                                                                         PAGE
                                                                         ----


Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT .............. 13

Item 11.    EXECUTIVE COMPENSATION ...................................... 14

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT ............................................ 14

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............. 15


                                     PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ................................................... 15

            SIGNATURES .................................................. 17

ITEM 1:  DESCRIPTION OF BUSINESS

Access Capital Strategies Community Investment Fund, Inc. (the "Fund") completed its organization and registration process in early 1998 and commenced operations on June 23, 1998. This filing is the Form 10-K Annual Report for the Fund for fiscal year 2001 covering the period from June 1, 2000 to May 31, 2001.

The Fund is a non-diversified closed-end management company electing status as a business development company under the Investment Company Act (the "1940 Act").

The Fund's investment objective is to invest in geographically specific private placement debt securities located in portions of the United States designated by Fund investors. The Fund invests primarily in private placement debt securities specifically designed to support underlying community development activities targeted to low- and moderate-income individuals such as affordable housing, education, small business lending, and job-creating activities in areas of the United States designated by Fund investors.

In addition to their geographic specificity, Fund investments must carry a AAA credit rating or carry credit enhancement from a AAA-rated credit enhancer or be issued or guaranteed by the U.S. Government, government agencies or government-sponsored enterprises. The Fund expects (but cannot guarantee) that all investments made by the Fund will be considered eligible for regulatory credit under the Community Reinvestment Act ("CRA").

Each of Access Capital Strategies LLC ("Access"), the Fund's manager, and Merrill Lynch Investment Managers, L.P. ("MLIM"), the Fund's sub-manager, is a registered investment adviser under the Investment Advisers Act of 1940 ("Investment Advisors Act").

As of May 31,2001, the Federal National Mortgage Association ("Fannie Mae"), through its affiliate Fannie Mae American Communities Fund, held a 32% equity interest in Access. At May 31, 2001, the Fund held $105,247,017 in Fannie Mae mortgage-backed securities, representing 86.2% of the Fund's net assets.

The Fund competes with a range of narrowly defined CRA qualified investments including a few funds that operate on a regional and national basis. However, to the knowledge of the Fund, there is no other CRA qualified fund in existence that offers the same risk parameters as the Fund. The Fund competes most directly with brokers who sell AAA credit quality CRA qualified securities directly to banking institutions.

The Fund ended the fiscal year on May 31, 2001 with $122,187,672 in net assets and 1,225.318 shares of common stock ("Shares") owned by twenty-six Fund investors. The net asset value per Share as of May 31, 2001 was $99,719.15. The Fund's total return for the fiscal year ended May 31, 2001 was 12.12%.

More information on the Fund is contained in the attached Private Offering Memorandum and 2001 audited Annual Report.

ITEM 2:  PROPERTIES

None
----

ITEM 3.  LEGAL PROCEEDINGS

None
----

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In connection with the Fund's Annual Meeting of Shareholders (the "Meeting") held on February 20, 2001, a Proxy statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 was submitted to shareholders on February 14, 2001. The following proposals were described in the Proxy:

1. Approval of a Sub-Management Agreement between Access and MLIM with respect to the Fund;

2. Election of six Directors to the Fund's Board (three of whom were current Directors and three of whom were nominees) to serve until the next annual meeting of shareholders or until their successors are elected and qualified; and

3. Ratification of the selection of KPMG LLP as the Fund's independent auditor for the fiscal year ended May 31, 2001.

Each of the proposals was approved at the Meeting. With respect to each proposal, votes were cast by 16 of the Fund's then 19 shareholders (representing approximately two-thirds of the amount of Shares at that time), in each case for the proposal.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

(a) Market Information: There is no established public trading market for the Shares, which are the only class of equity securities authorized or issued by the Fund.

(b) Holders: At May 31, 2001, the Fund had twenty-six shareholders and 1,225.318 Shares outstanding compared to fifteen shareholders and 525.067 Shares outstanding at May 31, 2000.

(c) Dividends: The Fund distributes to shareholders substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes. Dividends are paid on a calendar quarter basis. Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund. Substantially all of the Fund's net capital gain (the excess of net long-term capital gain over net short-term capital loss) and the excess of net short-term capital gain over net long-term capital loss, if any, will be distributed annually with the Fund's dividend distribution in December.

Per Share income dividends totaling $16,414.93 were paid as follows from inception of the Fund on June 23, 1998 through May 31, 2001:

                                                          Dividend
                       Record Date     Payment Date      Per Share
                         30-Sep-98        19-Oct-98       1,389.71

                         23-Dec-98      23-Dec-98       1,270.46
                         31-Mar-99      13-Apr-99       1,227.90
                         30-Jun-99       6-Jul-99       1,327.30
                         30-Sep-99      15-Oct-99       1,464.10
                         30-Dec-99      30-Dec-99       1,557.84
                         31-Mar-00      17-Apr-00       1,593.26
                        30-June-00      3-July-00       1,636.09
                         30-Sep-00       3-Oct-00       1,641.80
                         31-Dec-00      27-Dec-00       1,668.45
                         31-Mar-01       5-Apr-01       1,638.02


The Fund has not made any capital gains distributions since inception.

ITEM 6:  SELECTED FINANCIAL DATA

       Selected Financial Data for the Fiscal Years ended May 31, 2001 and May 31, 2000 and for the period from June 23, 1998 (Commencement of Operations) to May 31, 1999:

-----------------------------------------------------------------------------------------------------------------------------
                                          Fiscal year ended         Fiscal year ended               Period from June 23, 1998
                                                May 31, 2001              May 31, 2000        (Commencement of Operations) to
                                                                                                                 May 31, 1999
-----------------------------------------------------------------------------------------------------------------------------
SEC Current Yield at end of period                     6.51%                     7.14%                                  5.46%
Annualized ratio of net investment                     6.63%                     6.54%                                  5.03%
income to average net assets
Total return                                          12.12%                     1.69%                                  3.17%
Dividends per share                                $6,584.36                 $5,942.50                              $3,888.07
Net investment income                             $4,192,371                $2,247,145                             $1,218,785
Net realized loss on investments                    $661,249                  $215,414                               -$74,875
Unrealized Gain/Loss                              $2,736,703                $1,266,025                              -$329,661
Management Fees and Expenses                        $367,446                  $199,214                               $140,514


 ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Access Capital Strategies Community Investment Fund, Inc. (the "Fund") is a non-diversified closed- end management company electing status as a business development company. The Fund's investment objective is to invest in geographically specific private placement debt securities located in portions of the United States designated by Fund investors. The Fund invests primarily in private placement debt securities specifically designed to support underlying community development activities targeted to low- and moderate-income individuals such as affordable housing, education, small business lending, and job-creating activities in areas of the United States designated by Fund investors.

Investors in the Fund must designate a particular geography within the United States as part of their agreement to purchase Fund shares. The Fund invests only in areas where Fund shareholders have made targeted designations.

In addition to their geographic specificity, Fund investments must carry a AAA credit rating or carry credit enhancement from a AAA-rated credit enhancer or be issued or guaranteed by the U.S. Government, government agencies or government-sponsored enterprises. The Fund expects (but cannot guarantee) that all investments made by the Fund will be considered eligible for regulatory credit under the Community Reinvestment Act ("CRA").

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

Management believes the Fund was in compliance with the above requirements for the year ended May 31, 2001.

FUND OPERATIONS

INVESTMENT ACTIVITY

During the fiscal year ended May 31, 2001 the Fund made $75.2 million in purchases of fifty-five CRA securities at yields-to-maturity ranging from 5.9% to 7.7%. In the prior fiscal year ended May 31, 2000, the Fund made $51.8 million in purchases of fifty-one CRA securities at yields-to-maturity ranging from 6.9% to 8.1%

During the fiscal year ended May 31, 2001, the Fund made $21.8 million in sales of nine portfolio holdings. Net realized losses on the sales from June 1, 2000 to May 31, 2001 totaled $661,249. In the prior fiscal year ended May 31, 2000, the Fund made $16,281,046 in sales of the Federal Home Loan Adjustable Rate MBS that was the original investment made by the Fund in 1998. Realized losses on sales from June 1, 1999 to May 31, 2000 totaled $228,075.

The Fund is permitted to use leverage in its investment program, subject to certain restrictions set forth in its Private Offering Memorandum and the 1940 Act. The Fund had $8.2 million in reverse repurchase agreements at a 4.05% rate outstanding as of May 31, 2001. For the fiscal year ended May 31, 2001, the average reverse repurchase agreement was $6.5 million at an average interest rate of 6.2%. The Fund had a 6.5% $ 8.6 million reverse repurchase agreement outstanding as of May 31, 2000. For the year ended May 31, 2000, average borrowings were $6.1 million at an average rate of 5.8%.

NET ASSETS AND FUND HOLDINGS AT MAY 31, 2001

At May 31, 2001, the Fund's net assets were $122.2 million, or $99,719.15 per Share. At May 31, 2000, the Fund's net assets were $49.9 million, or $94,992.49 per share.

The $72.3 million, or 145%, year-to-year increase in net assets was due to the combination of new Shares issued in the aggregate amount of $70 million during the period June 1, 2000 to May 31, 2001, and an increase in asset values due to lower interest rates

The $4,726.66, or 4.4%, increase in the net asset value per Share was due to an increase in the value of Fund investments, which occurred as a result of lower interest rates.

The Fund's primary investments are listed on the Schedule of Investments included with this report.

INVESTMENT INCOME

The Fund had investment income net of all fees (as discussed below) of $4.19 million for the fiscal year ended May 31, 2001. In the prior fiscal year, net investment income was $2.24 million. This $1.95 million or 87% increase is due to the Fund's increase in average invested assets and a 9 basis point increase in the ratio of net investment income to average net assets compared to the prior year.

MANAGEMENT FEES AND EXPENSES

Access Capital Strategies LLC ("Access") receives from the Fund an annual management fee, paid quarterly, of fifty basis points (0.50%) of the Fund's average monthly gross assets less accrued liabilities, other than indebtedness for borrowing. Merrill Lynch Investment Managers, L.P. ("MLIM") receives from Access an annual sub-management fee, paid quarterly, of twenty-five basis points (0.25%) of the Fund's average monthly gross assets less accrued liabilities, other than indebtedness for borrowings (or if greater, 50% of the management fee payable to Access under the Management Agreement).

The Fund is also charged up to six basis points (0.06%) of the Fund's total assets, including assets purchased with borrowed funds, for custody and portfolio accounting services and operating expenses. To the extent such expenses exceed six basis points (0.06%) of the Fund's total assets, they will be borne by Access and MLIM.

Combined organizational and offering expenses (primarily legal) for the Fund were approximately $100,000. Access agreed to pay these expenses and be reimbursed by the Fund during the offering period. Beginning with the first closing and continuing until the final closing of Shares, the Fund has been and will continue to be charged an annual fee of two basis points (0.02%) of the Fund's total assets, including assets purchased with borrowed funds, paid quarterly, to reimburse Access up to the amount of combined organizational and offering expenses. To the extent that Access is not fully reimbursed for these expenses, they will continue to be borne by Access.

Investors withdrawing from the Fund will in general receive the then current net asset value per Share and have transferred to their account maintained by Access the net proceeds from liquidation of their Shares in the Fund. Access will then charge their account a 1% withdrawal fee and the assets remaining in their account will then be returned to the investor. The 1% fee will not be charged on funds withdrawn after an investor has been in the Fund for three years. For shareholders of the Fund as of March 1, 2001, the fee will be waived on redemptions subsequent to March 1, 2004. Any arrangements made by individual shareholders prior to March 1, 2001 will take precedence over this change. For shareholders entering the Fund after March 1, 2001, the fee will be waived on redemptions subsequent to their third anniversary of becoming a shareholder.

For the fiscal year ended May 31, 2001, the management fee paid by the Fund was $316,763 and the reimbursement of operating expenses was $50,683. For the prior fiscal year, the management fee was $171,736 and the expense reimbursement $27,478. These increases were due to increases in the net assets of the Fund.

YIELD

For the year ended May 31, 2001 the ratio of net investment income to average net assets was 6.63% compared to 6.54% in the year ago period. At May 31, 2001, the SEC current yield was 6.51% compared with an SEC current yield of 7.14% at May 31, 2000.

REALIZED GAIN/LOSS

For the year ended May 31, 2001, the realized loss was $661,249 compared to the realized loss of $215,414 for the year ago period.

DIVIDENDS PAID

During the year ended May 31, 2001, the Fund distributed dividends of $6,584.36 per share compared to $5,942.50 per share for the year ago period.

TOTAL RETURN

For the year ended May 31, 2001, the Fund's total return was 12.12% compared to 1.69% for the year ended May 31, 2000. The increase in total return was primarily due to the decline in interest rates in the latter part of the year and the corresponding increase in market values for the Fund's holdings.

FUND DESIGNATED TARGET REGIONS AT MAY 31, 2001

The Fund's Designated Target Regions ("DTR") are provided by Fund shareholders at the time of investment. At May 31, 2001 DTRs were:

             DTRs                           AMOUNT
------------------------------      ---------------------------
Boston & Cambridge, MA                                 $500,000
California                                            7,000,000
Connecticut                                             500,000
Florida                                                 500,000
Texas/Louisiana                                       5,000,000
Massachusetts                                        13,750,000

MA/NH/CT                                                        1,000,000
MA/NH                                                           1,000,000
New England                                                    17,123,838
NY/DC                                                          10,000,000
NY/NJ/TX/FL/CAL/MD/DE                                          10,000,000
New Jersey                                                     26,000,000
Texas                                                           5,000,000
Utah/NJ                                                        25,000,000
                             TOTAL                           $122,373,838

FUND IMPACT PER THE COMMUNITY REINVESTMENT ACT.

The Fund invests in securities that support community development economic activity as defined in the Community Reinvestment Act.

As of May 31, 2001, the Fund's investments had outstanding loans to 1660 homebuyers with incomes below 80% of median income from the following states in the following numbers.

California              81
Connecticut             89
Delaware                12
Florida                  5
Louisiana               26
Maryland                73
Massachusetts          583
New Hampshire            5
New Jersey             265
New York                56
Rhode Island            77
Texas                  137
Utah                   192
Washington, D.C.        59
                      ----

Total                 1660

As of May 31, 2001, the Fund's investments had outstanding loans to sponsors of 1027 multi-family affordable housing rental units in Low Income Housing Tax Credit or HUD insured subsidized properties from the following states in the following amounts.

California              152
Louisiana                48
Massachusetts           504
New York                157
Texas                   166
                      -----
Total                 1,027

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A full discussion of the risks associated with ownership of Fund Shares appears in the Fund's Private Offering Memorandum. The Fund's market risks may be summarized as follows:

CREDIT RISK. All investments made by the Fund must be in securities of U.S. Government Agency or AAA credit quality. Fund investments will typically have one or more forms of credit enhancement.

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

Market Risk associated with Fund portfolio holdings at May 31, 2001:

-------------------------------------------------------------------------------------------------
Investments (at market)                 Variable Rate                         Fixed Rate
-------------------------------------------------------------------------------------------------
Maturities less than 1 year                   -              $818,934 Federal Home Loan Bank 3.9%
                                                             Discount Note

Maturities (or weighted average               -              $523,398 FannieMae 5 1/2% MBS
lives) greater than 1 year less                              $492,348 FannieMae 6% MBS
than 7                                                       $638,018 FannieMae 6 1/2% MBS
                                                             $1,030,331 FannieMae 7% MBS

Maturities (or weighted average               -              $474,305 FannieMae 5% MBS
lives) greater than 7 years less                             $1,680,979 FannieMae 5 1/2% MBS
than 10                                                      $2,938,922 FannieMae 6% MBS
                                                             $3,979,601 FreddieMac 6% MBS
                                                             $42,834,857 FannieMae 6 1/2% MBS
                                                             $7,687,381 FreddieMac 6 1/2% MBS
                                                             $1,307,054 US Gov't 6.85% HUD note
                                                             $17,651,515 FannieMae 7% MBS
                                                             $12,955,440 FreddieMac 7% MBS
                                                             $84,263 FannieMae 7 1/4% MBS
                                                             $3,892,087 FreddieMac 7 1/2% MBS
                                                             $21,417,431 FannieMae 7 1/2% MBS
                                                             $2,312,378 FannieMae 7.9% MBS
                                                             $3,187,867 FannieMae 8% MBS
-------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
Maturities (or weighted average        -        $268,256 FannieMae 6.53% Multi-family
lives) greater than 10 years                    housing     MBS
                                                $8,242,038 FannieMae 7.12% Multi-family
                                                housing MBS
                                                $656,664 FannieMae 7.58% Multi-Family
                                                housing MBS
                                                $813,447 FannieMae 7.97% Multi-Family
                                                housing MBS
                                                $1,947,604 GinnieMae 8.25% Project loan
----------------------------------------------------------------------------------------------------------
 TOTAL                                                                                  137,835,118
----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Borrowings                                                       Variable Rate                  Fixed Rate
-----------------------------------------------------------------------------------------------------------
Maturities less than 1 year                                                           ($8,207,380) Reverse
                                                                                      repurchase
Maturities (or weighted average lives) greater than 1 year              -                            -
less than 7
Maturities (or weighted average lives) greater than 7 year              -                            -
less than 10
Maturities (or weighted average lives) greater than 10 years            -                            -
-----------------------------------------------------------------------------------------------------------
 TOTAL                                                                                  ($8,207,380)
-----------------------------------------------------------------------------------------------------------

Excludes $8,554,662 in assets held at brokers pending trade settlements and $8,513,415 in liabilities for securities sold short with settlements in less than thirty days.

All Fund activities occur in U.S. dollars.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            ACCESS CAPITAL STRATEGIES
                        COMMUNITY INVESTMENT FUND, INC.

                              Financial Statements

                              May 31, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders of
Access Capital Strategies Community Investment Fund, Inc.:


We have audited the accompanying statement of assets and liabilities of Access Capital Strategies Community Investment Fund, Inc. (the "Fund") as of May 31, 2001, including the schedule of investments, and the related statements of operations and cash flows for the year then ended, the statements of changes in net assets for each of the two years then ended and the financial highlights for the period from June 23, 1998 (commencement of operations) to May 31, 1999 and each of the years in the two-year period ended May 31, 2001. These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of May 31, 2001 by correspondence with the custodian. As to securities purchased but not yet received, we performed other appropriate auditing procedures. Our audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Access Capital Strategies Community Investment Fund, Inc. as of May 31, 2001 and the results of its operations, changes in its net assets, cash flows and the financial highlights for the periods noted above in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP


Boston, Massachusetts
July 23, 2001

                            ACCESS CAPITAL STRATEGIES
                        COMMUNITY INVESTMENT FUND, INC.

                             Schedule of Investments

                                  May 31, 2001

                                                                                                  MARKET
                                                                              PAR VALUE           VALUE
                                                                          ----------------   ---------------

MORTGAGE-BACKED SECURITIES (111.1%):
 Federal National Mortgage Association (FNMA) (86.2%):

  15 Year Fixed Rate Single Family Mortgage Backed Securities
    5.50%, 3/1/16                                                        $       535,961     $       523,398
    6.00%, 4/1/14                                                                494,982             492,348
    6.50%, 12/1/14 - 6/1/14                                                      641,422             638,018
    7.00%, 1/1/15                                                              1,003,977           1,030,331

  30 Year Fixed Rate Single Family Mortgage Backed Securities
    5.00%, 3/1/29                                                                518,545             474,305
    5.50%, 1/1/29                                                              1,791,853           1,680,979
    6.00%, 3/1/31 - 4/1/31                                                     3,032,756           2,938,922
    6.50%, 6/1/14 - 6/1/31                                                    43,715,701          42,834,857
    7.00%, 5/1/29 - 3/1/31                                                    17,412,098          17,651,515
    7.25%, 12/1/29                                                                82,309              84,263
    7.50%, 7/1/29 - 2/1/31                                                    20,837,928          21,417,431
    7.90%, 1/1/18                                                              2,176,276           2,312,378
    8.00%, 2/1/30 - 4/1/30                                                     3,063,430           3,187,867
                                                                                             ---------------

       Total single family mortgage-backed securities                                             95,266,612
                                                                                             ---------------

  Multi-Family Mortgage Backed Securities
   6.53%, 6/1/16                                                                 273,906             268,256
   7.12%, 9/1/10                                                               7,954,615           8,242,038
   7.58%, 5/1/18                                                                 630,319             656,664
   7.97%, 9/1/17                                                                 769,444             813,447
                                                                                             ---------------

       Total multi-family mortgage-backed securities                                               9,980,405
                                                                                             ---------------

       Total Federal National Mortgage Association securities                                    105,247,017
                                                                                             ---------------

 Federal Home Loan Mortgage Corporation (23.3%):

  30 Year Fixed Rate Single Family Mortgage Backed Securities
   6.00%, 3/1/31 - 4/1/31                                                      4,102,681           3,979,601
   6.50%, 6/1/29 - 3/1/31                                                      7,733,317           7,687,381
   7.00%, 10/1/29 - 4/1/31                                                    12,788,487          12,955,440
   7.50%, 12/1/29 - 3/1/30                                                     3,787,919           3,892,087
                                                                                             ---------------

       Total Federal Home Loan Mortgage Corporation
         single family mortgage-backed securities                                                 28,514,509
                                                                                             ---------------




                                2                                   (Continued)

                            ACCESS CAPITAL STRATEGIES
                        COMMUNITY INVESTMENT FUND, INC.

                             Schedule of Investments

                                  May 31, 2001

                                                                                                  MARKET
                                                                    PAR VALUE                     VALUE
                                                                  --------------              -------------

GNMA Pool (1.6%):
  Multi-Family Mortgage Backed Security
    8.25%, 12/15/32                                               $   1,884,048               $   1,947,604
                                                                                              -------------

        Total mortgage-backed securities                                                        135,709,130
                                                                                              -------------

GUARANTEED AND DISCOUNT NOTES (1.7%):

  Boston, MA, U.S. Government Guaranteed Notes
    6.85%, 8/1/07                                                     1,290,000                   1,307,054

  Cash Equivalent Discount Note
    3.90%, 6/13/01                                                      820,000                     818,934
                                                                                              -------------

        Total guaranteed and discount notes                                                       2,125,988
                                                                                              -------------

        Total investments (cost $136,707,405)                                                   137,835,118
                                                                                              -------------

OTHER ASSETS AND LIABILITIES (12.8%)                                                            (15,647,446)
                                                                                              -------------

        Net assets                                                                            $ 122,187,672
                                                                                              =============

SECURITIES SOLD SHORT (NOTE 3):
                                                                                                 Market
Mortgage-backed securities:                                          Par value                   value
                                                                  ---------------             -------------

  FNMA, 7.00%, 12/1/99                                                5,500,000               $   5,548,125
  FNMA, 6.50%, 4/29/01                                                3,000,000                   2,965,290
                                                                                              -------------

      Total (proceeds $8,526,720)                                                             $   8,513,415
                                                                                              =============

See accompanying notes to financial statements.

                            ACCESS CAPITAL STRATEGIES
                         COMMUNITY INVESTMENT FUND, INC.

                       Statement of Assets and Liabilities

                               As of May 31, 2001

                                     ASSETS

Investments, at market value (cost $136,707,405)                                      $ 137,835,118
Deposits with broker                                                                      8,554,662
Cash                                                                                          3,546
Interest receivable                                                                         772,461
                                                                                      -------------

                                                                                        147,165,787
                                                                                      -------------

                                  LIABILITIES

Payable for investments purchased                                                         8,136,408
Payable for reverse repurchase agreements
   (including accrued interest of $7,380)                                                 8,207,380
Accrued expenses                                                                            101,579
Securities sold short (proceeds received $8,526,720)                                      8,513,415
Interest payable                                                                             19,333
                                                                                      -------------

                                                                                         24,978,115
                                                                                      -------------

                                                                                      $ 122,187,672
                                                                                      =============

                                   NET ASSETS

Net assets represented by:
   Paid-in capital                                                                    $ 121,374,970
   Accumulated undistributed net investment income                                          623,222
   Accumulated net realized loss on investment transactions                                (951,538)
   Net unrealized appreciation on investments and securities sold short                   1,141,018
                                                                                      -------------

   Net assets                                                                         $ 122,187,672
                                                                                      =============

   Net asset value per share                                                          $      99,719
                                                                                      =============

   Shares outstanding                                                                     1,225.318
                                                                                      =============



See accompanying notes to financial statements.

                            ACCESS CAPITAL STRATEGIES
                        COMMUNITY INVESTMENT FUND, INC.

                             Statement of Operations

                             Year ended May 31, 2001

Investment income:
  Interest                                                                   $ 4,970,231

Expenses:
  Management fee                                                                 316,763
  Administrative fees                                                             19,006
  Custody and accounting fees                                                     19,006
  Organizational expenses                                                         12,671
  Interest expense - reverse repurchase agreements                               410,414
                                                                             -----------

        Total expenses                                                           777,860
                                                                             -----------

        Net investment income                                                  4,192,371
                                                                             -----------

Realized and unrealized gain (loss) on investments:
  Net realized loss on investments                                              (661,249)
  Change in unrealized appreciation of investments                             2,736,703
                                                                             -----------

        Net realized and unrealized gain on investments                        2,075,454
                                                                             -----------

        Net increase in net assets resulting from operations                 $ 6,267,825
                                                                             ===========

See accompanying notes to financial statements.

                            ACCESS CAPITAL STRATEGIES
                        COMMUNITY INVESTMENT FUND, INC.

                       Statements of Changes in Net Assets

                        Years ended May 31, 2001 and 2000

                                                                                          2001                    2000
                                                                                     -------------           ------------

Net increase (decrease) in net assets:
  Operations:
     Net investment income                                                           $   4,192,371              2,247,145
     Net realized loss on investments                                                     (661,249)              (215,414)
     Change in unrealized appreciation (depreciation) of investments                     2,736,703             (1,266,025)
                                                                                     -------------           ------------

                Increase in net assets resulting from operations                         6,267,825                765,706
                                                                                     -------------           ------------

  Distributions to shareholders from:
     Net investment income                                                              (3,957,576)            (2,081,193)
                                                                                     -------------           ------------

        Total distribution to shareholders                                              (3,957,576)            (2,081,193)
                                                                                     -------------           ------------

  Capital share transactions:
     Proceeds from sale of shares                                                       69,999,999             25,750,135
                                                                                     -------------           ------------

  Increase in net assets resulting from capital share transactions                      69,999,999             25,750,135
                                                                                     -------------           ------------

  Increase in net assets                                                                72,310,248             24,434,648

Net assets at beginning of year                                                         49,877,424             25,442,776
                                                                                     -------------           ------------

Net assets at end of year                                                            $ 122,187,672             49,877,424
                                                                                     =============           ============

Accumulated undistributed net investment income                                      $     623,222                388,427
                                                                                     =============           ============



See accompanying notes to financial statements.

                            ACCESS CAPITAL STRATEGIES
                         COMMUNITY INVESTMENT FUND, INC.

                              Financial Highlights

        Years ended May 31, 2001 and 2000, and period from June 23, 1998
                  (commencement of operations) to May 31, 1999


                                                                       2001                 2000                 1999
                                                                 --------------         ------------        ------------

Per share operating performance:
  Net asset value, beginning of period                           $    94,992.49            99,288.88          100,000.00
                                                                 --------------         ------------        ------------

Income from investment operations:
  Net investment income                                                6,353.22             5,814.07            4,756.27
  Net realized and unrealized gain (loss)
    on investments                                                     4,957.80            (4,167.96)          (1,579.32)
                                                                 --------------         ------------        ------------

                Total from investment operations                      11,311.02             1,646.11            3,176.95
                                                                 --------------         ------------        ------------

Less distributions from net investment income                          6,584.36             5,942.50            3,888.07
                                                                 --------------         ------------        ------------

                Net asset value, end of period                   $    99,719.15            94,992.49           99,288.88
                                                                 ==============         ============        ============

                Total return                                              12.12%                1.69%               3.17%

Ratios/supplemental data:
  Net assets, end of period (in thousands)                       $      122,188               49,877              25,443
  Ratio of expenses to average net assets                                  0.58%                0.58%               0.58%(a)
  Ratio of net investment income to average
        net assets                                                         6.63%                6.54%               5.03%(a)
  Portfolio turnover rate                                                    25%                  57%                 29%

(a) Annualized.



See accompanying notes to financial statements.

                            ACCESS CAPITAL STRATEGIES
                         COMMUNITY INVESTMENT FUND, INC.

                            Statements of Cash Flows

                             Year ended May 31, 2001





Cash flows from operating activities:
  Net increase in net assets from operations                                       $   6,267,825
  Adjustments to reconcile net increase in net assets from
    operations to net cash used in operating activities:
      Net accretion of discount/premium on long-term securities                          (49,292)
      Increase in deposits with broker                                                (8,554,662)
      Decrease (increase) in interest receivable                                        (391,696)
      (Decrease) increase in liability for reverse repurchase
         agreement                                                                      (403,490)
      Increase in liability for investments purchased                                  8,136,408
      Increase in accrued expenses                                                        53,675
      Unrealized (appreciation) depreciation on investments                           (2,736,703)
      Net realized loss on investments                                                   661,249
      Increase in securities sold short                                                8,513,415
      Net appreciation of security sold short                                             13,304
      Increase in interest payable                                                        19,333
      Purchase of investment securities                                             (102,340,184)
      Proceeds from disposition of investment securities                              18,645,132
      Proceeds from mortgage-backed securities paydowns                                6,941,540
      Purchase and sales of short-term investment securities, net                       (814,731)
                                                                                   -------------

                Net cash used by operating activities                                (66,038,877)
                                                                                   -------------
Cash flows from financing activities:
  Capital stock subscriptions                                                         69,999,999
  Cash distributions paid                                                             (3,957,576)
                                                                                   -------------
                Net cash provided by financing activities                             66,042,423
                                                                                   -------------
Net increase in cash                                                                       3,546
Cash, beginning of year                                                                     --
                                                                                   -------------

Cash, end of year                                                                  $       3,546
                                                                                   =============

Cash paid for interest                                                             $     394,571
                                                                                   =============



See accompanying notes to financial statements.

                            ACCESS CAPITAL STRATEGIES
                         COMMUNITY INVESTMENT FUND, INC.

                          Notes to Financial Statements

                                  May 31, 2001



(1)        ORGANIZATION

           Access Capital Strategies Community Investment Fund, Inc. (the "Fund"), a Maryland Corporation, is organized as a non-diversified closed-end management investment company electing status as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). The Fund commenced operations on June 23, 1998.

           The Fund's investment objective is to invest in geographically specific private placement debt securities specifically designed to support underlying economic activities such as affordable housing, education, small business lending, and community development.


(2)        SIGNIFICANT ACCOUNTING POLICIES

           The following is a summary of significant accounting policies consistently followed by the Fund in the preparation of the financial statements. The policies are in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect amounts reported therein. Although actual results could differ from these estimates, any such differences are expected to be immaterial to the net assets of the Fund.

           (a)   VALUATION OF SECURITIES

                 Portfolio securities, the principal market for which is a securities exchange will be valued at the closing sales price on that exchange on the day of computation, or, if there have been no sales during such day, at the bid quotations. If no such bid prices are available, then the securities will be valued in good faith at their respective fair market values using methods determined by or under the supervision of the Board of Directors of the Fund. Portfolio securities, the principal market for which is not a securities exchange and for which bid and ask prices are not available but for which the Custodian can obtain a price from an independent pricing agent for a comparable security without Community Reinvestment Act characteristics shall be valued at the price obtained from the independent pricing agent by the Custodian plus a markup of 1/2 of a point. Portfolio securities, the principal market for which is not a securities exchange and for which the Custodian cannot obtain a price from an independent pricing agent shall be valued by the Custodian by using a pricing matrix designed to maintain fair value of that security as provided by the Adviser. All other assets and securities including securities for which market quotations are not readily available are valued at their fair value as determined in good faith under the general supervision of the Board of Directors of the Fund.


                                  9                                  (Continued)

                            ACCESS CAPITAL STRATEGIES
                         COMMUNITY INVESTMENT FUND, INC.

                          Notes to Financial Statements

                                  May 31, 2001



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

                   The Fund will only enter into repurchase agreements with banks and other recognized financial institutions such as broker/dealers which are deemed by the Fund's advisor to be creditworthy pursuant to guidelines established by the Directors. Risk may arise from potential inability of counterparties to honor the terms of the repurchase agreement. Accordingly, the fund could receive less than the repurchase price on the sale of the collateral securities.

        (c)        REVERSE REPURCHASE AGREEMENTS

                   To obtain short-term financing, the Fund may enter into reverse repurchase agreements with banks and other recognized financial institutions such as broker/dealers which are deemed by the Fund's advisor to be creditworthy pursuant to the guidelines established by the Directors. Interest on the value of the reverse repurchase agreements is based upon competitive market rates at the time of issuance. At the time the Fund enters into a reverse repurchase agreement, it will establish and maintain a segregated account with the custodian containing qualifying assets having a value not less than the repurchase price, including accrued interest. If the counterparty to the transaction is rendered insolvent, the ultimate realization of the securities to be repurchased by the Fund may be delayed or limited.

        (d)        DERIVATIVES

                   The Fund may use derivative instruments, including futures, forwards, options, indexed securities and inverse securities for hedging purposes only. Derivatives allow the Fund to increase or decrease its risk exposure more quickly and efficiently than other types of instruments.

        (e)        LEVERAGE

                   The Fund may borrow money from and issue debt securities to banks, insurance companies, and other lenders to obtain additional funds to invest in private placement debt securities.

        (f)        SECURITY TRANSACTIONS AND INVESTMENT INCOME

                   Security transactions are recorded on trade date. Realized gains and losses from security transactions are reported on an identified-cost basis. Income and expenses are recorded on the accrual basis. Premiums and discounts on mortgage-backed securities are amortized and accreted into interest income using the effective-yield method.


                                 10                                  (Continued)

                            ACCESS CAPITAL STRATEGIES
                         COMMUNITY INVESTMENT FUND, INC.

                          Notes to Financial Statements

                                  May 31, 2001



                 For federal income tax purposes at May 31, 2001, the cost of investments is $136,698,796 and the appreciation and depreciation on investments and securities sold short are $1,136,322 and $0, respectively.

           (g)   FEDERAL INCOME TAXES

                 No provision for federal income or excise taxes is required since the Fund intends to continue to qualify as a regulated investment company and distribute all of its taxable income to its shareholders.

           (h)   RECLASSIFICATION OF CAPITAL ACCOUNTS

                 Distributions are determined in accordance with income tax regulations which may differ from generally accepted accounting principles. Accordingly, periodic reclassifications are made within the Fund's capital accounts to reflect income and gains available for distribution under income tax regulations. There were no such reclassifications made during fiscal 2001.

           (i)    DISTRIBUTIONS TO SHAREHOLDERS

                 The Fund declares and distributes dividends quarterly from net investment income and annually from net realized capital gains, if any, after offsetting capital-loss carryovers.


(3)        SECURITIES SOLD SHORT

           The Fund maintains securities sold short that are shown as a liability in the accompanying statements of assets and liabilities. To settle this liability, the Fund would be required to purchase the previously shorted securities at the prevailing market price. These short sales may involve a level of risk in excess of the liability recognized in the accompanying statements of assets and liabilities. The extent of such risk cannot be quantified.


(4)        INVESTMENT MANAGEMENT AGREEMENT AND OTHER TRANSACTIONS WITH
           AFFILIATES

           Access Capital Strategies LLC ("Access") serves as the Fund's Investment Manager. Access is a registered investment adviser under the Investment Advisers Act 1940 ("Investment Advisers Act"). As of May 31, 2001, the Federal National Mortgage Association ("Fannie Mae") through its affiliate the FannieMae American Community Fund holds 32% equity interest in Access. At May 31, 2001, the Fund held $105,247,017 in Fannie Mae mortgage-backed securities representing 86.2% of the Fund's net assets.


                                 11                                  (Continued)

                            ACCESS CAPITAL STRATEGIES
                         COMMUNITY INVESTMENT FUND, INC.

                          Notes to Financial Statements

                                  May 31, 2001



        Access receives from the Fund an annual management fee, paid quarterly, of fifty basis points (0.50%) of the Fund's average monthly gross assets less accrued liabilities, other than indebtedness for borrowing. Under the terms of the management agreement, Access has agreed to pay all operating expenses of the Fund. In turn, Access charges the Fund a fee equal to the lesser of three basis points (0.03%) of average monthly net assets, paid quarterly, or cumulative administrative expenses incurred by Access less cumulative administrative expenses reimbursed by the Fund. As of March 1, 2001, Access entered into a sub-management agreement with Merrill Lynch Investment Managers, L.P. ("ML"), by which ML will assume Access and all fund expenses. For the period June 1, 2000 to May 31, 2001, Access incurred $140,586 in administrative expenses and the Fund reimbursed Access $19,006 for such expenses. Since inception, Access has incurred $499,792 in administrative expenses, $36,578 of which has been reimbursed by the Fund. In the event the management agreement between Access and the Fund is terminated, the Fund will have no obligation to continue to pay Access for non-reimbursed administrative expenses.

        ML acts as investment sub-advisor to the Fund. ML is entitled to receive from Access, as compensation for its sub-advisory services to the Fund, an annual sub-management fee, paid quarterly, at an annual rate of 0.25% of the fund's average gross monthly assets, less accrued liabilities other than indebtedness for borrowings (or if greater, 50% of the management fee payable to the manager under the management agreement).

        Upon launch of the Fund, Access agreed to pay all organization and offering costs of the Fund. In turn, the Fund is charged two basis points (.02%) of the Fund's average monthly net assets, paid quarterly, to reimburse Access up to the amount of combined organizational and offering expenses. Since inception, the Fund incurred $78,508 in organizational expenses and the Fund reimbursed Access $12,671 and $6,869 for such expenses in 2001 and 2000, respectively. Since inception, Access has incurred $78,508 in organizational and offering costs, $24,385 of which has been reimbursed by the Fund. In the event the management agreement between Access and the Fund is terminated, the Fund will have no obligation to continue to pay Access for non-reimbursed organization and offering costs.

        Also, the Fund is charged three basis points (0.03%) of the Fund's monthly net assets for custody and fund accounting services.

        For certain issues purchased by the Fund, the issuer may pay a 100 basis point (1%) structuring fee to the Fund. In the event that the Fund receives a structuring fee from an issuer, Access charges the Fund an investment structuring fee equal to 100 basis points (1%). For the period from June 1, 2000 to May 31, 2001, the Fund received $0 in structuring fees from issuers and accordingly, the Fund paid Access $0 in structuring fees.

        Access maintains a shareholder account for each investor in the Fund. Investors making a commitment to the Fund pay Access a one-time commitment fee of 25 basis points (0.25%) of the commitment. During the period from June 1, 2000 to May 31, 2001, Access received $177,508 in commitment fees gross of $131,250 payable to third parties.



                                 12                                  (Continued)

                            ACCESS CAPITAL STRATEGIES
                         COMMUNITY INVESTMENT FUND, INC.

                          Notes to Financial Statements

                                  May 31, 2001



(5)        CAPITAL SHARE TRANSACTIONS

           The Fund has authorized 10,000 shares of $.01 par value common stock. At May 31, 2001, there were 1,309.45 shares issued and 1,225.32 shares outstanding.

           Investors withdrawing from the Fund receive the then current net asset value and the total redemption proceeds are subject to 1% withdrawal fee. During the period from June 1, 2000 to May 31, 2001, no withdrawals were made. Access charges withdrawal fees if investors withdraw from the Fund within three years. After three years of investment, no withdrawal fees are charged.


(6)        CAPITAL LOSS CARRYFORWARD

           For federal income tax purposes, the Fund had capital loss carryovers at May 31, 2001 of $807,130 which, if not offset by subsequent capital gains, $16,310 will expire in 2007, $137,249 will expire in 2008 and $653,571 will expire in 2009. It is unlikely that the Board of Directors will authorize distribution of any net realized capital gains until the available capital loss has been offset or expired.


(7)        SECURITIES TRANSACTIONS

           Cost of purchases and proceeds from sales and paydowns of investment securities (excluding short-term securities) were as follows for the year ended May 31, 2001:

              COST OF PURCHASES           PROCEEDS FROM SALES          PROCEEDS FROM PAYDOWNS
              -----------------           -------------------          ----------------------

             $   102,340,184             $          18,645,132         $            6,941,540

           The Fund had the following reverse repurchase agreements outstanding at May 31, 2000:

                REPURCHASE AMOUNT            COUNTERPARTY           INTEREST RATE      MATURITY DATE
                -----------------            ------------           -------------      -------------

               $     3,700,000        Credit Suisse First Boston           4.05%            6/13/01
                     4,500,000        Credit Suisse First Boston           4.05%            6/13/01

           The average daily balance, weighted average interest rate and maximum amount outstanding under these agreements were as follows:

                    AVERAGE DAILY                 WEIGHTED                MAXIMUM
                      BALANCE                 AVERAGE INTEREST             AMOUNT
                    OUTSTANDING                      RATE               OUTSTANDING(*)
                    -----------                      ----               --------------

                 $    6,500,000                      6.21%                14,800,000

           (*) The maximum amount outstanding under reverse repurchase agreements includes accrued interest.

Access Capital Strategies Community Investment Fund, Inc.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None during the fiscal year ended May 31, 2001.

The Fund has retained Deloitte & Touche LLP as the Fund's independent auditor for the fiscal year ending May 31, 2002. The retention of Deloitte & Touche LLP was unanimously approved by the Fund's Board of Directors. The Board's Audit Committee, comprised of each Director of the Fund that is not an "interested" Director, had unanimously recommended that the Board of Directors approve the retention of Deloitte & Touch LLP.


Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Fund's Board of Directors establishes and reviews policy for the management of the Fund. A majority of the members of the Board of Directors, as required by
Section 56(a) of the 1940 Act, are disinterested. The Board meets no less frequently than quarterly. The Board reviews and approves annually the contracts between the Fund, Access, and any other affiliates of Access. Management is responsible for all day-to-day business decisions regarding operations of the Fund. Specifically, all decisions about buying and selling portfolio investments are be Management's responsibility. The Board reviews and considers the allocation of actual investments as compared to the allocation indicated by investors' Designated Target Regions.

       At May 31, 2001, the Fund's Directors were:


------------------------------------------------------------------------------------------------------------------------
Name, Age and Offices with the Fund     Principal Occupation During At Least Past Five Years and Public Directorships as
                                        of March 1, 2001
------------------------------------------------------------------------------------------------------------------------
Stephen B. Swensrud, 67                 Chairman of Fernwood Advisors (investment adviser) since 1996; Principal of
Director since 2001                     Fernwood Associates (financial consultant) since 1975; Director and Chairman,
                                        RPP Corporation, since 1999; Director, International Mobile Communications, Inc.
                                        since 1999.

                                        In addition, Mr. Swensrud is a director of 44 registered investment companies consisting of 91 portfolios advised by Merrill Lynch Investment Managers, L.P. or its affiliates.

------------------------------------------------------------------------------------------------------------------------
M. Colyer Crum, 68                      James R. Williston Professor of Investment Management Emeritus, Harvard
Director since 2001                     Business School since 1996; James R. Williston Professor of Investment
                                        Management, Harvard Business School, from 1971 to 1996; director of
                                        Cambridge Bancorp.

                                        In addition, Mr. Crum is a Director of 26 registered investment companies consisting of 51 portfolios advised by Merrill Lynch Investment Managers, L.P. or its affiliates.
------------------------------------------------------------------------------------------------------------------------

Terry K. Glenn(*), 60                   Executive Vice President of Merrill Lynch Investment Managers, L.P. and Fund
Director since 2001                     Asset Management, L.P. since 1983; Executive Vice President and Director of
                                        Princeton Services, Inc. since 1993; President of FAM Distributors, Inc. since 1986 and Director thereof since 1991; President of Princeton Administrators, L.P. since
                                        1988.
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                                        In addition, Mr. Glenn is President of and a Director of substantially all investment companies advised by Merrill Lynch Investment Managers, L.P. or its affiliates.
------------------------------------------------------------------------------------------------------------------------

Peter J. Blampied, 58                   President, Corcoran Management Company, a real estate firm since 1998. Vice
Director since 1997                     Chairman Citizens Bank of Massachusetts (1993-94). Chairman, President & CEO
                                        Boston Five Bancorp (1989-1993).

                                        In addition Mr. Blampied is a director of A.W. Perry, Inv. (1998-present) and
                                        Environmental Power Corp. (1998-present) and a Trustee of Northeast Investors
                                        Trust (2000-present).

------------------------------------------------------------------------------------------------------------------------

Ronald A. Homer(*), 54                  CEO & Co-Managing Member, Access Capital Strategies LLC (the Manager) since
Director since 1997                     1997. President & CEO Boston Bank of Commerce (1983-1996).

                                        In addition Mr. Homer is a Director of Sallie Mae (GSE).
------------------------------------------------------------------------------------------------------------------------

Kevin J. Mulvaney, 52                   President, Strategic Advisors Group, a management-consulting firm since 1997.
Director since 1997                     Formerly President of DRI/McGraw Hill (1994-97). Executive Vice President Bank
                                        of Boston (prior to 1993).
------------------------------------------------------------------------------------------------------------------------

  (*)An "interested" Director.

  Officers

            At May 31, 2001, the officers of the Fund were:

    NAME                                   POSITION                       OTHER AFFILIATION
    ----                                   --------                       -----------------

    Ronald A. Homer                        Chairman                       CEO & Co-Managing Member, Access Capital
                                                                          Strategies LLC

    David F. Sand                          CEO                            President & Co-Managing Member, Access
                                                                          Capital Strategies LLC

    David W. Clayton                       Secretary                      Vice President - Legal Advisory, Merrill Lynch
                                                                          Investment Managers, L.P.


          The business backgrounds not shown above of the Fund's directors and officers are as follows:


  Name                   Employers (prior 5 years)              Industry                       Job Description
  ----                   -------------------------              --------                       ---------------

  David F. Sand           Access Capital Strategies LLC          Investment Adviser          President & Co-Managing Member (1997-
                                                                                                 present)
                          Access Capital Strategies Corp.        Investment Adviser          CIO & CEO (prior to 1997)
                          Commonwealth Capital Strategies        Investment Banking          President  (prior to 1995)
                          Commonwealth Capital Partners          Investment Banking          Managing Director  (prior to 1994)


  David W. Clayton        Milbank Tweed Hadley &                 Legal                       Attorney (1997-2000)
                           McCloy

                          Blake, Cassels & GraydonAccess         Legal                       Attorney (1995-1997)

ITEM 11. EXECUTIVE COMPENSATION

The Fund pays no compensation to its officers who are "interested persons" (as defined in the 1940 Act) of the Fund or to its directors who are officers, directors or employees of Access, MLIM or any "affiliated person" (as defined in the 1940 Act) of Access or MLIM. The Fund's disinterested directors received $2,000 per meeting. There were 4 meetings during the reporting period. Such directors also are reimbursed by the Fund for their expenses in attending meetings of the Board or any committee thereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Owners:

At May 31, 2001, Merrill Lynch Bank & Trust Company owned 20.4%, Merrill Lynch Bank USA 20.4%, FleetBoston 14%, Amalgamated Bank 8.5% and JP Morgan Chase 8.2% of the Fund's outstanding Shares.

Management:

Access Capital Strategies LLC, the manager of the Fund, owned 0.01 Fund shares at May 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Fund may invest in securities guaranteed and issued by FannieMae. An affiliate of FannieMae is an investor in Access Capital Strategies LLC, the Fund's manager. The Fund Directors have adopted policies and procedures to govern the direct purchase of FannieMae mortgage-backed securities by the Fund from the FannieMae Customer Service Trading Desk.

At May 31, 2001, the Fund owned $105 million in FannieMae mortgage-backed securities representing 86% of the Fund's total investments.

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

Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           None.

Item 4.    Submission of Matters to a Vote of Security Holders
           None.

Item 5.    Other Information
           None.

Item 6.    Exhibits and Reports
           The following Exhibits are filed as part of this Report:

     (a)   (1)       N/A
           (2)       None
           (3)  (i)  Articles of Incorporation are incorporated by reference from an exhibit filed on Form 10-Q for the period ended August 31, 1998
                (ii) By-Laws are incorporated by reference
                     from an exhibit filed on Form 10-Q for the period ended August 31, 1998
           (4)       N/A
           (5)       N/A
           (8)       N/A
           (9)       None
           (10) (i)  Private Offering Memorandum is filed herewith
                (iii)(A)Management Agreement is incorporated by reference from an exhibit filed on Form 10-Q for the period ended August
                     31, 1998
           (11)      N/A
           (12)      N/A
           (13)      N/A
           (15)      N/A
           (16)      None
           (17)      N/A
           (18)      None
           (19)      N/A
           (20)      N/A
           (21)      None
           (22)      None
           (23)      Consent of Independent Public Accountants is filed
                     herewith
           (24)      None
           (25)      N/A
           (26)      N/A
           (27)      N/A
     (b)  Reports on Form 8-K
                     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Section 13 or 15(d) of report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: 8/28/01                  Access Capital Strategies Community Investment
                               Fund, Inc.


                               */s/ DAVID.F. SAND
                                -----------------
                               David F. Sand, Chief Executive Officer and
                               Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: 8/28/01                  */s/ KEVIN J. MULVANEY
                               ----------------------
                               Kevin J. Mulvaney, Director


Date: 8/28/01                  */s/ PETER BLAMPIED
                               -------------------
                               Peter Blampied, Director


Date: 8/28/01                  */s/ RONALD A. HOMER
                               --------------------
                               Ronald A. Homer, Chairman of the Board


                               */s/ TERRY K. GLENN
Date: 8/28/01                  ---------------------------------------
                               Terry K. Glenn, Director



*Executed on behalf of the indicated person by the undersigned, pursuant to power of attorney attached hereto.

By:  /s/ ALYSSA ALBERTELLI
     -----------------------
         Alyssa Albertelli
         Attorney-In-Fact

                                POWER OF ATTORNEY
                                -----------------


         David F. Sand, whose signature appears below, does hereby constitute and appoint Martin E. Lybecker and Alyssa Albertelli, each individually, his true and lawful attorneys and agents, with power of substitution or resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents, each individually, may deem necessary or advisable or which may be required to enable Access Capital Strategies Community Investment Fund, Inc. ("the "Fund"), to comply with the Investment Company Act of 1940, as amended, the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, ("Acts"), and any rules, regulations or requirements of the Securities and Exchange Commission in respect thereof and any state filings, including specifically, but without limiting the generality of the foregoing, the power and authority to sign in the name and on behalf of the undersigned as a director and/or officer of the Fund any and all such documents filed with the Securities and Exchange Commission under said Acts, and any and all such documents filed with the state authorities, and any other instruments or documents related thereto, and the undersigned does hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue thereof.



Dated: 7/10/98                           /s/ DAVID F. SAND
       -------                           -----------------

                                POWER OF ATTORNEY
                                -----------------


         Ronald S. Homer, whose signature appears below, does hereby constitute and appoint Martin E. Lybecker and Alyssa Albertelli, each individually, his true and lawful attorneys and agents, with power of substitution or resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents, each individually, may deem necessary or advisable or which may be required to enable Access Capital Strategies Community Investment Fund, Inc. ("the "Fund"), to comply with the Investment Company Act of 1940, as amended, the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, ("Acts"), and any rules, regulations or requirements of the Securities and Exchange Commission in respect thereof and any state filings, including specifically, but without limiting the generality of the foregoing, the power and authority to sign in the name and on behalf of the undersigned as a director and/or officer of the Fund any and all such documents filed with the Securities and Exchange Commission under said Acts, and any and all such documents filed with the state authorities, and any other instruments or documents related thereto, and the undersigned does hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue thereof.



Dated: 7/10/98                           /s/ RONALD S. HOMER
       -------                           -------------------

                                POWER OF ATTORNEY
                                -----------------


         Peter J. Blampied, whose signature appears below, does hereby constitute and appoint Martin E. Lybecker and Alyssa Albertelli, each individually, his true and lawful attorneys and agents, with power of substitution or resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents, each individually, may deem necessary or advisable or which may be required to enable Access Capital Strategies Community Investment Fund, Inc. ("the "Fund"), to comply with the Investment Company Act of 1940, as amended, the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, ("Acts"), and any rules, regulations or requirements of the Securities and Exchange Commission in respect thereof and any state filings, including specifically, but without limiting the generality of the foregoing, the power and authority to sign in the name and on behalf of the undersigned as a director and/or officer of the Fund any and all such documents filed with the Securities and Exchange Commission under said Acts, and any and all such documents filed with the state authorities, and any other instruments or documents related thereto, and the undersigned does hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue thereof.



Dated: 7/20/98                           /s/ PETER J. BLAMPIED
       -------                           ---------------------

                                POWER OF ATTORNEY
                                -----------------


         Kevin J. Mulvaney, whose signature appears below, does hereby constitute and appoint Martin E. Lybecker and Alyssa Albertelli, each individually, his true and lawful attorneys and agents, with power of substitution or resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents, each individually, may deem necessary or advisable or which may be required to enable Access Capital Strategies Community Investment Fund, Inc. ("the "Fund"), to comply with the Investment Company Act of 1940, as amended, the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, ("Acts"), and any rules, regulations or requirements of the Securities and Exchange Commission in respect thereof and any state filings, including specifically, but without limiting the generality of the foregoing, the power and authority to sign in the name and on behalf of the undersigned as a director and/or officer of the Fund any and all such documents filed with the Securities and Exchange Commission under said Acts, and any and all such documents filed with the state authorities, and any other instruments or documents related thereto, and the undersigned does hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue thereof.



Dated: 7/17/98                           /s/ KEVIN J. MULVANEY
       -------                           ---------------------

                                POWER OF ATTORNEY
                                -----------------


     Terry K. Glenn, whose signature appears below, does hereby constitute and appoint Martin E. Lybecker and Alyssa Albertelli, each individually, his true and lawful attorneys and agents, with power of substitution or resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents, each individually, may deem necessary or advisable or which may be required to enable Access Capital Strategies Community Investment Fund, Inc. ("the "Fund"), to comply with the Investment Company Act of 1940, as amended, the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, ("Acts"), and any rules, regulations or requirements of the Securities and Exchange Commission in respect thereof and any state filings, including specifically, but without limiting the generality of the foregoing, the power and authority to sign in the name and on behalf of the undersigned as a director and/or officer of the Fund any and all such documents filed with the Securities and Exchange Commission under said Acts, and any and all such documents filed with the state authorities, and any other instruments or documents related thereto, and the undersigned does hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue thereof.



Dated: August 28, 2001                               /s/ Terry K. Glenn
                                                     -------------------
                                                     Terry K. Glenn