Form 10-Q
period 2001-08-31
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2001-10-15
CIK 1040241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                          COMMISSION FILE NO. 817-00807


            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.
       -------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   MARYLAND                             04-3369393
       ---------------------------------        --------------------------
         (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

         124 MT. AUBURN STREET, SUITE 200N        CAMBRIDGE, MA 02138
      --------------------------------------------------------------------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)

                                  617-576-5858
       -------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                       N/A
       -------------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                     REPORT)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The registrant had 33 shareholders and 13,938,916 shares of common stock outstanding as of August 31, 2001.

                                     INDEX

           Access Capital Strategies Community Investment Fund, Inc.

PART I.  FINANCIAL INFORMATION


                                                                                                  PAGE
                                                                                                  ----
         Item 1.  Financial Statements (unaudited)

                        Statements of Assets and
                        Liabilities-................................................................3
                        August 31, 2001, May 31, 2001 and August 31, 2000

                        Statements of Operations -..................................................4
                        Three months ended August 31, 2001 and August 31, 2000

                        Statements of Changes in Net Assets-........................................5
                        Three months ended August 31, 2001 and August 31, 2000

                        Financial Highlights -......................................................6
                        Three months ended August 31, 2001 and August 31, 2000 and years ended May 31, 2001 and May 31, 2000

                        Notes to Financial Statements...............................................7

         Item 2.  Management's Discussion and Analysis of Financial.................................7
                  Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures about...................................12
                  Market Risk (Schedule of Investments)

PART II. OTHER INFORMATION.........................................................................15

         Item 1.  Legal proceedings................................................................15

         Item 2.  Changes in securities............................................................15

         Item 3.  Defaults upon senior securities..................................................15

         Item 4.  Submission of matters to a vote of security holders..............................15

         Item 5.  Other information................................................................15

         Item 6.  Exhibits and reports.............................................................15

         Signatures................................................................................17

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                      STATEMENTS OF ASSETS AND LIABILITIES
                                   (UNAUDITED)


                                                            AUGUST 31, 2001         MAY 31, 2001         AUGUST 31, 2000
                                                        -----------------------------------------------------------------
ASSETS:
Investments, at value*                                  $ 159,669,290               $ 137,835,118           $  58,400,078
Cash                                                          211,705                       3,546                    --
Deposits with broker                                        8,496,570                   8,554,662                    --
Interest receivable                                           960,098                     772,461                 351,139
Other assets                                                   25,402                        --                      --
                                                        -------------               -------------           -------------
Total assets                                              169,363,065                 147,165,787              58,751,217
                                                        -------------               -------------           -------------

LIABILITIES:
Securities sold short (proceeds received - $8,496,570
And $8,526,720, respectively)                               8,559,520                   8,513,415                    --
Payables:
   Reverse repurchase agreements (including
   Accrued interest of $28,347, $7,380, and $6,835,
   respectively)                                           15,628,347                   8,207,380               6,306,835
   Securities purchased                                     2,825,393                   8,136,408                    --
   Investment advisor                                         117,838                        --                      --
   Interest                                                      --                        19,333                    --
Accrued expenses                                               55,024                     101,579                  51,972
                                                        -------------               -------------           -------------
Total liabilities                                          27,186,122                  24,978,115               6,358,807
                                                        -------------               -------------           -------------

NET ASSETS:
Net Assets                                              $ 142,176,943               $ 122,187,672           $  52,392,410
                                                        =============               =============           =============

NET ASSETS CONSIST OF:
Paid-in capital                                           138,364,007                 121,374,970              52,185,104
Undistributed investment income - net                         782,100                     623,222                 584,391
Accumulated realized capital losses on
  investments-net                                          (1,080,496)                   (951,538)               (351,082)
Unrealized appreciation/depreciation on
  investments-net                                           4,111,332                   1,141,018                 (26,003)
                                                        -------------               -------------           -------------

Net Assets                                              $ 142,176,943               $ 122,187,672           $  52,392,410
                                                        =============               =============           =============
Net Asset Value Per Share
                                                        $       10.20               $        9.97 +         $        9.79 +
                                                        =============               =============           =============




---------------------------------------------------------------------------------------------------------------------------
 *Identified Cost                                       $ 155,495,008               $ 136,707,405           $  58,426,081
Shares issued and outstanding                              13,938,916                  12,253,180 +             5,353,530 +

---------------------------------------------------------------------------------------------------------------------------

+ May 31, 2000 and August 31, 2000 net asset values per share and shares issued and outstanding adjusted to reflect the 10,000 for 1 stock split that occurred on July 9, 2001.


                       See Notes to Financial Statements.

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                              JUNE 1, 2001        JUNE 1, 2000
                                                                                               TO AUGUST           TO AUGUST
                                                                                                31, 2001            31, 2000
----------------------------------------------------------------------------------------------------------------------------------
INVESTMENT              Interest ...................................................          $2,590,412          $1,102,201

INCOME:

----------------------------------------------------------------------------------------------------------------------------------

EXPENSES:               Interest....................................................             123,696             157,827
                        Management fees ............................................             189,526              43,726
                        Professional fees ..........................................              13,546                --
                        Accounting services                                                       12,523                --
                        Organizational fee reimbursement                                           6,834               1,749
                        Directors' fees and expenses                                               5,874                --
                        Transfer agent fees                                                        4,409                --
                        Custodian fees                                                             1,772               2,624
                        Administrative fees                                                         --                 2,624
                        Pricing fees                                                               1,123                --
                        Other.......................................................               4,263                --
                                                                                              ----------          ----------
                        Total expenses before reimbursement ........................             363,566             208,550
                        Reimbursement of expenses ..................................             (22,766)               --
                                                                                              ----------          ----------
                        Total expenses after reimbursement .........................             340,800             208,550
                                                                                              ----------          ----------
                        Investment income-net ......................................           2,249,612             893,651
                                                                                              ----------          ----------

----------------------------------------------------------------------------------------------------------------------------------
REALIZED &              Realized loss on investments-net ...........................            (128,958)            (60,792)
UNREALIZED              Change in unrealized appreciation on
GAIN (LOSS) ON          investments-net.............................................           2,970,314           1,569,682
INVESTMENTS-NET:        NET INCREASE IN NET ASSETS RESULTING                                  ----------          ----------
                        FROM OPERATIONS ............................................          $5,090,968          $2,402,541
                                                                                              ----------          ----------

----------------------------------------------------------------------------------------------------------------------------------

                       See Notes to Financial Statements.

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.


                       STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)



                                                                                               JUNE 1, 2001         JUNE 1, 2000
                                                                                                TO AUGUST            TO AUGUST
                     INCREASE (DECREASE) IN NET ASSETS:                                         31, 2001             31, 2000
-----------------------------------------------------------------------------------------------------------------------------------
OPERATIONS:          Investment income-net ..............................................    $  2,249,612         $   893,651

                     Realized loss on investments-net ...................................        (128,958)            (60,792)
                     Change in unrealized appreciation on investments-net ...............       2,970,314           1,569,682
                                                                                             ------------         -----------
                     Net increase in net assets resulting from operations ...............       5,090,968           2,402,541
                                                                                             ------------         -----------
-----------------------------------------------------------------------------------------------------------------------------------
DIVIDENDS TO         Dividends to shareholders from investment income-net ...............      (2,090,734)           (871,710)
                                                                                             ------------         -----------
SHAREHOLDERS:

-----------------------------------------------------------------------------------------------------------------------------------
CAPITAL SHARE        Change in net assets resulting from capital share transactions .....      16,989,037             984,155
                                                                                             ------------         -----------
TRANSACTIONS:
-----------------------------------------------------------------------------------------------------------------------------------
NET ASSETS:          Total increase in net assets .......................................      19,989,271           2,514,986
                     Beginning of period ................................................     122,187,672          49,877,424
                                                                                             ------------         -----------
                     End of period* .....................................................    $142,176,943         $52,392,410
                                                                                             ------------         -----------

-----------------------------------------------------------------------------------------------------------------------------------
                   * Undistributed investment income-net ................................    $    782,100         $   584,391
                                                                                             ------------         -----------

-----------------------------------------------------------------------------------------------------------------------------------

                       See Notes to Financial Statements.

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.


                              FINANCIAL HIGHLIGHTS
                                   (UNAUDITED)


                   The following per share data and ratios have
                   been derived from information provided
                   in the financial statements.                      JUNE 1, 2001      JUNE 1, 2000       JUNE 1, 2000
                                                                      TO AUGUST         TO AUGUST              TO
                   Increase (Decrease) in Net Asset Value:             31, 2001          31, 2000         MAY 31, 2001
----------------------------------------------------------------------------------------------------------------------
PER SHARE          Net asset value, beginning of period.........   $    9.97           $  9.50           $  9.50
                                                                   ---------           -------           -------
OPERATING          Investment income-net........................         .17               .17               .63

PERFORMANCE: ##    Realized and unrealized gain (loss) on
                   investments-net..............................         .22               .28               .50
                                                                   ---------           -------           -------
                   Total from investment operations
                   operations...................................         .39               .45              1.13
                                                                   ---------           -------           -------
                   Less dividends from investment
                   income-net ..................................        (.16)             (.16)             (.66)
                                                                   ---------           -------           -------
                   Net asset value, end of
                   period.......................................   $   10.20           $  9.79           $  9.97
                                                                   =========           =======           =======

----------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENT   Based on net asset value per share ..........        3.99%   #        4.76%    #        12.12%
                                                                   ---------           -------           -------
RETURN:**

RATIOS TO
AVERAGE NET        Expenses.....................................          58% *            .58% *            .58%
                                                                   ---------           -------           -------
ASSETS:            Investment income-net........................        6.01% *           6.90% *           6.63%
                                                                   ---------           -------           -------

----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL       Net assets, end of period (in thousands).....   $ 142,177           $52,392          $122,188
                                                                   ---------           -------           -------
DATA:
----------------------------------------------------------------------------------------------------------------------



                   The following per share data and ratios have
                   been derived from information provided
                   In the financial statements.                    JUNE 1, 1999
                                                                        TO
                   Increase (Decrease) in Net Asset Value:          MAY 31, 2000
--------------------------------------------------------------------------------
PER SHARE          Net asset value, beginning of period.........   $  9.93
                                                                   -------
OPERATING          Investment income-net........................       .58

PERFORMANCE: ##    Realized and unrealized gain (loss) on
                   investments-net..............................      (.42)
                                                                   -------
                   Total from investment operations
                   operations...................................       .16
                                                                   -------
                   Less dividends from investment
                   income-net ..................................      (.59)
                                                                   -------
                   Net asset value, end of
                   period.......................................   $  9.50
                                                                   =======

--------------------------------------------------------------------------------
TOTAL INVESTMENT   Based on net asset value per share ..........
                                                                      1.69%
                                                                   -------
RETURN:**
--------------------------------------------------------------------------------
RATIOS TO
                                                                   -------
AVERAGE NET        Expenses.....................................       .58%
                                                                   -------
ASSETS:            Investment income-net........................      6.54%
                                                                   -------

--------------------------------------------------------------------------------
SUPPLEMENTAL       Net assets, end of period (in thousands).....   $49,877
                                                                   -------
DATA:
--------------------------------------------------------------------------------

                * Annualized.
               ** Total investment returns exclude the effects of sales charges.
                # Aggregate total investment return.
               ## Per share operating performance figures have been adjusted to reflect a 10,000 for 1 stock split that occurred on July 9, 2001.

                       See Notes to Financial Statements.

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements reflect the results of operations for Access Capital Strategies Community Investment Fund, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. The results of operations and other data for the three months ended August 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period or the fiscal year ending May 31, 2002. The information in this report should be read in conjunction with the financial statements and accompanying notes included in the May 31, 2001 Annual Report on Form 10-K. The Fund has not changed its accounting and reporting policies from those disclosed in its May 31, 2001 financial statements.

In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the statement of assets and liabilities and revenues and expenses for the period. Actual results could differ from those estimates; any such differences are expected to be immaterial to the net assets of the Fund.

This report covers the activity from June 1, 2001 through August 31, 2001.

ITEM 2:

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


     This quarterly report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Fund's actual results could differ materially from those projected in the forward-looking statements as a result of, among factors, changes in interest rates, fluctuations in assets under management and other sources of fee income, changes in assumptions used in making such forward-looking statements, as well as the factors listed under "Risk Factors and Factors Affecting Forward Looking Statements" in the Fund's Annual Report on Form 10-K for the year ended May 31, 2001. The Fund's investment objective is to invest in geographically specific private placement debt securities located in portions of the United States designed by Fund investors.

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

COMPLIANCE

To qualify as a Regulated Investment Company ("RIC"), the Fund must, among other things, satisfy a diversification standard under the Code such that, at the close of each quarter of the Fund's taxable year, (i) not more than 25% of the value of its total assets is invested in the securities (other than government securities or securities of other RICs) of a single issuer, or two or more issuers which the Fund controls (under a 20% test) and which are engaged in the same or similar trades or business or related trades or businesses, and (ii) at least 50% of the market value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (with each investment in such other securities limited so that not more than 5% of the value of the Fund's total assets is invested in the securities of a single issuer and the Fund does not own more than 10% of the outstanding voting securities of a single issuer).

Management believes the Fund was in compliance with the above requirements for the quarter ended August 31, 2001.

FUND OPERATIONS

INVESTMENT ACTIVITY

PURCHASES

For the quarter ended August 31, 2001, the Fund purchased $58.0 million aggregate principal amount of new securities. In the quarter ended August 31, 2000, the Fund had purchased $2.5 million aggregate principal amount of new securities.

SALES

For the quarter ended August 31, 2001, other than in connection with hedging activities in respect of new investments into the Fund, the Fund sold $600,000 aggregate principal amount of securities for a realized gain of $5,765. In the quarter ended August 31, 2000, the Fund had sold $3.2 million aggregate principal amount of securities for a realized loss of $54,683.

The Fund is permitted to use leverage in its investment program. For the quarter ended August 31, 2001, the Fund averaged approximately $12 million in borrowings at an average rate of approximately 4% compared to the period ended August 31, 2001 when the Fund averaged approximately $8 million in borrowings at an average rate of approximately 6%. In both periods, the total proceeds from borrowings were used to support additional investments in the Fund's Designated Target Regions.

NET ASSETS AND FUND HOLDINGS AT AUGUST 31, 2001

At August 31, 2001 the Fund's Net Asset Value was $142.2 million, or $10.20 per share. At the end of the most recent fiscal year May 31, 2001, the Net Asset Value was $122.2 million, or $9.97 per share (adjusted to reflect a 10,000 for 1 stock split that occurred on July 9, 2001). A year ago at August 31, 2000, the Fund's Net Asset Value was $52.4 million, or $9.79 per share (adjusted to reflect a 10,000 for 1 stock split that occurred on July 9, 2001).

The $20 million, or 16.4%, quarter-to-quarter increase in net assets from $122.2 million to $142.2 million was attributable to a combination of the issuance and sale of new shares in the Fund and appreciation in the market value of Fund assets due primarily to lower interest rates. The $89.8 million, or 171.4%, year-to-year increase in net assets was also attributable to a combination of the issuance and sale of new shares in the Fund and appreciation in the market value of Fund assets due primarily to lower interest rates. In each case the issuance and sale of the new shares in the Fund was the primary cause of the net asset increase.

For the quarter ended August 31, 2001, the Net Asset Value ("NAV") per share of $10.20 represented an increase of $0.23 per share, or 2.3% from the prior end of quarter NAV per share (adjusted to reflect a 10,000 for 1 stock split that occurred on July 9, 2001), and an increase of $0.41 per share, or 4.2%, from the August 31, 2000 NAV per share (adjusted to reflect a 10,000 for 1 stock split that occurred on July 9, 2001) of $9.79. The quarter-to-quarter and year-to-year increases are attributable primarily to appreciation in the Fund's underlying assets during a time of generally declining interest rates.


INVESTMENT INCOME

The Fund had investment income net of all fees and expenses (as discussed below) of $2.25 million for the quarter ended August 31, 2001, an increase of approximately $810,000, or 56%, from investment income of $1.44 million for the quarter ended May 31, 2001. The increase is largely due to an increase in average net assets invested. In the quarter ended August 31, 2000, investment income was $893,651. The year-to-year increase of approximately $1.36 million, or 152%, is also largely attributable an increase in average net assets invested.


MANAGEMENT FEES & EXPENSES

Access Capital Strategies LLC ("Access"), the Fund's Manager is paid an annual management fee, paid quarterly, of fifty basis points (0.50%) of the Fund's average monthly gross assets less accrued liabilities, other than indebtedness for borrowing. Subject to a phase in fee arrangement, Merrill Lynch Investment Mangers, L.P. ("MLIM) receives from Access an annual sub-management fee, paid quarterly, of twenty-five basis points (0.25%) of the Fund's average gross monthly assets less accrued liabilities, other than indebtedness for borrowings.

For the quarter ended August 31, 2001, the management fee paid by the Fund was $189,526. For the quarter ended May 31, 2001 the management fee paid by the Fund was $139,190. For the quarter ended August 31, 2000 the Management Fee was $43,726. The fee increases were primarily due to increases in the net assets of the Fund.

The Fund is also charged at an annual rate of up to six basis points (0.06%) of the Fund's monthly net assets for custody and portfolio accounting services and operating expenses. To the extent such expenses exceed six basis points (0.06%) of the Fund's total assets, they will be borne by Access and MLIM. In addition, the Fund is currently charged at an annual rate of two basis points (0.02%) of the Fund's monthly net assets to reimburse Access for organizational and offering expenses previously paid by Access.

YIELD

For the quarter ending August 31, 2001 the SEC current yield was 6.2%; the SEC current yield was 6.99% for the quarter ended August 31, 2000.

For the quarter ending August 31, 2001 the ratio of net investment income to average net assets was 6.01% compared to 6.7% for the year ago quarter ended August 31, 2000.

REALIZED GAIN/LOSS

For the quarter ended August 31, 2001 the realized loss on principal payments and sales of securities was 128,958 compared to a realized loss of $60,792 for the quarter ended August 31, 2000.

DIVIDENDS PAID

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

The Fund pays dividends on a calendar quarter basis. The Fund paid a quarterly dividend of $0.158 per share on July 25, 2001 to shareholders of record as of June 30, 2001. A year ago, the Fund paid a quarterly dividend of $0.164 per share (adjusted to reflect a 10,000 for 1 stock split that occurred on July 9, 2001) on July 6, 2000 to shareholders of record as of July 1, 2000. The moderately lower dividends are attributable primarily to lower yields in the portfolio.

TOTAL RETURN

For the quarter ended August 31, 2001, the total return was 3.99% compared to a total return of 4.76% in the comparable period ended August 31, 2000.


FUND DESIGNATED TARGET REGIONS AT AUGUST 31, 2001

The Fund's Designated Target Regions ("DTRs") are provided by Fund shareholders at the time of investment. At August 31, 2001 DTRs were:


               ---------------------------------------- -----------------------------------------
                                  DTRS                                    AMOUNT
               ---------------------------------------- -----------------------------------------
               Boston & Cambridge, MA                                               $    500,000
               ---------------------------------------- -----------------------------------------
               California                                                              9,000,000
               ---------------------------------------- -----------------------------------------
               Connecticut                                                               675,000
               ---------------------------------------- -----------------------------------------
               Florida                                                                   500,000
               ---------------------------------------- -----------------------------------------
               Texas/Louisiana                                                         5,000,000
               ---------------------------------------- -----------------------------------------
               Massachusetts                                                          15,773,124
               ---------------------------------------- -----------------------------------------
               MA/NH/CT                                                                1,000,000
               ---------------------------------------- -----------------------------------------
               MA/NH                                                                   1,000,000
               ---------------------------------------- -----------------------------------------
               MA/PA/NJ/CT/RI                                                         10,000,000
               ---------------------------------------- -----------------------------------------
               New England                                                            17,123,838
               ---------------------------------------- -----------------------------------------
               NY/DC                                                                  10,000,000
               ---------------------------------------- -----------------------------------------
               NY/NJ/TX/FL/CA/MD/DE                                                   10,000,000
               ---------------------------------------- -----------------------------------------
               New Jersey                                                             26,395,073
               ---------------------------------------- -----------------------------------------
               Texas                                                                   5,000,000
               ---------------------------------------- -----------------------------------------
               Utah/NJ                                                                25,395,903
               ---------------------------------------- -----------------------------------------
               Washington                                                              1,000,000
               ---------------------------------------- -----------------------------------------
               TOTAL                                                                $138,362,938
               ---------------------------------------- -----------------------------------------

FUND IMPACT PER THE COMMUNITY REINVESTMENT ACT.

The Fund invests in securities that support community development economic activity as defined in the Community Reinvestment Act.

At August 31, 2001, the Fund's investments enabled loans to be made to 1,993 homebuyers with incomes below 80% of median income from the following states in the following numbers.


California                   81

Connecticut                 90
Delaware                    12
Florida                      5
Louisiana                   27
Maryland                    73
Massachusetts              668
New Hampshire                5
New Jersey                 326
New York                    62
Pennsylvania               131
Rhode Island                77
Texas                      136
Utah                       234
Virgina                      9
Washington                   7
Washington, D.C.            50
                         -----
                         1,993


As of August 31, 2001, the Fund's investments had outstanding loans to sponsors of 1,075 multi-family affordable housing rental units in Low Income Housing Tax Credit or U.S. Housing & Urban Development insured subsidized properties from the following states in the following amounts.

California                 152
Louisiana                   96
Massachusetts              504
New York                   157
Texas                      166
                         -----
                         1,075

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

During the quarter ended August 31, 2001, 8 new shareholders purchased an additional 1.6 million shares for total proceeds of $16.2 million. In addition, dividend reinvestments resulted in 80,860 additional new shares being issued by the Fund for total proceeds of $0.7 million. During the quarter ended August 31, 2000, new shareholders purchased a total 77,730 shares (adjusted to reflect a 10,000 for 1 stock split that occurred on July 9, 2001) for total proceeds of $750,000.

As discussed in the Private Offering Memorandum, the Fund allows shareholders to redeem their shares in accordance with Rule 23c-3 of the Investment Company Act of 1940.

There were no redemptions of Fund shares during the three months ended August 31, 2001. There were no redemptions in the quarter period ended August 30, 2000.

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

The following is a summary of the Fund's portfolio holdings at August 31, 2001:


                           ACCESS CAPITAL STRATEGIES
                        COMMUNITY INVESTMENT FUND, INC.

                            Schedule of Investments
                                August 31, 2001


                                                                                           MARKET
                                                                         PAR VALUE          VALUE
                                                                        -----------      ----------
MORTGAGE-BACKED SECURITIES (111.4%):
     Federal National Mortgage Association (FNMA) (87.6%):

15 Year Fixed Rate Single Family Mortgage Backed Securities
    5.50%, 3/1/16                                                       $   528,035      $   526,282
    6.00%, 4/1/14                                                           453,271          460,477
    6.50%, 6/1/14 - 12/1/14                                                 628,173          647,276
    7.00%, 1/1/15                                                           985,319        1,021,253


30 Year Fixed Rate Single Family Mortgage Backed Securities
    5.00%, 3/1/29                                                           516,539          485,188
    5.50%, 1/1/29                                                         1,681,528        1,619,508
    6.00%, 1/1/31 - 3/1/31 (a)                                            4,415,477        4,380,157
    6.50%, 1/1/31 - 8/1/31 (a)                                           57,560,686       58,190,883
    6.70%, 6/1/19                                                           674,179          705,683
    7.00%, 5/1/29 - 3/1/31                                               18,230,304       18,769,264
    7.25%, 12/1/29                                                           82,114           85,071
    7.50%, 7/1/29 - 2/1/31                                               20,709,663       21,486,183
    7.90%, 1/1/18                                                         2,171,916        2,537,550
    8.00%, 2/1/30 - 4/1/30                                                2,881,052        3,012,800
                                                                                         -----------


                          Total single family mortgage-backed securities                                             113,927,575
                                                                                                                   -------------


          Multi-Family Mortgage Backed Securities
              6.53%, 6/1/16                                                                  273,170                     287,365
              7.12%, 9/1/10                                                                7,936,976                   8,682,726
              7.58%, 5/1/18                                                                  629,084                     718,598
              7.97%, 9/1/17                                                                  766,908                     875,602
                                                                                                                   -------------


                          Total multi-family mortgage-backed securities                                               10,564,291
                                                                                                                   -------------

                          Total Federal National Mortgage Association securities                                     124,491,866
                                                                                                                   -------------


     Federal Home Loan Mortgage Corporation (22.4%):

          30 Year Fixed Rate Single Family Mortgage Backed Securities
              5.50%, 9/1/29                                                                5,484,048                   5,297,016
              6.00%, 3/1/31 - 4/1/31                                                       4,091,393                   4,051,005
              6.50%, 6/1/29 - 3/1/31                                                       7,441,595                   7,531,441
              7.00%, 10/1/29 - 4/1/31                                                     11,739,837                  12,088,876
              7.50%, 12/1/29 - 3/1/30                                                      2,748,034                   2,854,288
                                                                                                                   -------------


                          Total Federal Home Loan Mortgage Corporation
                               single family mortgage backed-securities                                               31,822,626
                                                                                                                   -------------


     GNMA Pool (1.4%):
          Multi-Family Mortgage Backed Security
              8.25%, 12/15/32                                                              1,855,744                   2,025,556


                          Total mortgage-backed securities                                                           158,340,048
                                                                                                                   -------------


GUARANTEED NOTES (1.0%):

     Boston, MA, U.S. Government Guaranteed Notes
              6.85%, 8/1/07                                                                1,290,000                   1,329,242
                                                                                                                   -------------


                          Total guaranteed notes                                                                       1,329,242
                                                                                                                   -------------

                          Total investments (cost $155,495,008)                                                      159,669,290
                                                                                                                   -------------

OTHER ASSETS AND LIABILITIES (12.4%)                                                                                 (17,492,347)
                                                                                                                   -------------

                          Net assets                                                                               $ 142,176,943
                                                                                                                   =============

SECURITIES SOLD SHORT:


                                                                                   MARKET
Mortgage-backed securities:                                    PAR VALUE           VALUE
                                                              ----------       ------------
     FNMA, 6.50%, TBA (a)                                     7,000,000         $ 7,026,250
     FNMA, 7.00%, TBA (a)                                     1,500,000           1,533,270
                                                                               ------------

                          Total (proceeds $8,496,570)                           $ 8,559,520
                                                                                ===========



(a) Represents or includes a "to-be-announced" (TBA) transaction. The Fund has committed to purchasing securities for which all specific information is not available at this time.

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

            The Company is not involved in any pending legal proceedings.

Item 2.     Changes in Securities
            None

Item 3.     Defaults Upon Senior Securities
            None.

Item 4.     Submission of Matters to a Vote of Security Holders
            None.

Item 5.     Other Information
            None.

Item 6.     Exhibits and Reports
            The following Exhibits are filed as part of this Report:

   (a)      (1)               N/A
            (2)               None
            (3)      (i)      Articles of Incorporation are incorporated by
                              reference.
                     (ii)     By-Laws are incorporated by reference.
            (4)               N/A
            (5)               N/A
            (8)               N/A
            (9)               None
            (10)     (i)      Private Offering Memorandum is incorporated by
                              reference.
                     (iii)    (A)Management Agreement is incorporated by
                              reference.
            (11)              N/A
            (12)              N/A
            (13)              N/A
            (15)              N/A
            (16)              None
            (17)              N/A
            (18)              None
            (19)              N/A
            (20)              N/A
            (21)              None
            (22)              None
            (23)              None
            (24)              N/A
            (25)              N/A
            (26)              N/A
   (b)      Reports on Form 8-K
                None.

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


                      ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                           /s/ Ronald A. Homer
                           ---------------------------------
                           Ronald A. Homer
                           Chairman of the Board of Directors


                           /s/ Kevin J. Mulvaney
                           ---------------------------------
                           Kevin J. Mulvaney
                           Director


                           /s/ Peter Blampied
                           ----------------------------------
                           Peter Blampied
                           Director


                           /s/ Terry K. Glenn
                           --------------------------------
                           Terry K. Glenn
                           Director


                           /s/ David F. Sand
                           ----------------------------------
                           David F. Sand
                           Chief Executive Officer, Principal Financial
                           Officer, Principal Accounting Officer