Form 10-Q
period 2001-11-30
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2002-01-14
CIK 1040241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001

                                       OR

     [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _______ TO _______________

                          COMMISSION FILE NO. 817-00807


            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.
            ---------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      MARYLAND                         04-3369393
           -------------------------------      ---------------------
           (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

              124 MT. AUBURN STREET, SUITE 200N CAMBRIDGE, MA 02138
           ----------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                  617-576-5858
           ----------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                       N/A
           ----------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                     REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The registrant had 40 shareholders and 16,121,195 shares of common stock outstanding as of November 30, 2001.

                                      INDEX

                 Access Capital Community Investment Fund, Inc.


PART I.  FINANCIAL INFORMATION
                                                                                           PAGE
         Item 1.    Financial Statements (unaudited)

                    Item 1.   Financial Statements...........................................3

                    Statements of Assets and Liabilities-....................................3
                    November 30, 2001, May 31, 2001 and
                    November 30, 2000

                    Statements of Operations -...............................................4
                    Three months ended November 30, 2001 and 2000
                    Six months ended November 30, 2001 and 2000

                    Statements of Changes in Net Assets -....................................5
                    Three months ended November 30, 2001 and 2000
                    Six months ended November 30, 2001 and 2000

                    Financial Highlights - ..................................................6
                    Three months ended November 30, 2001 and 2000
                    Six months ended November 30, 2001 and 2000

                    Notes to Financial Statements............................................7

                    Schedule of Investments
                    (See Item 3, pp. 13-14)

         Item 2.    Management's Discussion and Analysis of Financial........................7
                    Condition and Results of Operations

         Item 3.    Quantitative and Qualitative Disclosures about..........................12
                    Market Risk (Schedule of Investments)

PART II.  OTHER INFORMATION.................................................................16

         Item 1.    Legal proceedings.......................................................16

         Item 2.    Changes in securities...................................................16

         Item 3.    Defaults upon senior securities.........................................16

         Item 4.    Submission of matters to a vote of security holders.....................16

         Item 5.    Other information.......................................................16

         Item 6.    Exhibits and reports....................................................16

         Signatures.........................................................................17


            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                      STATEMENTS OF ASSETS AND LIABILITIES


                                                       NOVEMBER 30, 2001        MAY 31, 2001           NOVEMBER 30, 2000
                                                          (UNAUDITED)                                     (UNAUDITED)
                                                     ---------------------------------------------   -------------------------
ASSETS:
Investments, at value*                                    $  181,669,324          $   137,835,118            $   59,856,345
Cash                                                               1,180                    3,546                         -
Deposits with broker                                           7,010,031                8,554,662                         -
Receivables:
    Securities sold                                            9,393,363                        -                         -
    Interest                                                   1,245,591                  772,461                   382,352
    Principal paydowns                                           679,627                        -                         -
    Capital shares sold                                          650,000                        -                         -
Other assets                                                     346,000                        -                         -
                                                     --------------------   ----------------------   -------------------------
Total assets                                                 200,995,116              147,165,787                60,238,697
                                                     --------------------   ----------------------   -------------------------

LIABILITIES:
Securities sold short (proceeds received - $7,010,032
and $8,526,720, respectively)                                  7,078,750                8,513,415                         -
Payables:
   Reverse repurchase agreements (including
   accrued interest of $17,993, $7,380, and $2,852,
   respectively)                                              17,217,993                8,207,380                 6,652,852
   Securities purchased                                       11,059,249                8,136,408                         -
   Investment advisor                                            148,275                        -                         -
   Interest                                                            -                   19,333                         -
Accrued expenses and other liabilities                            20,467                  101,579                   103,219
                                                     --------------------   ----------------------   -------------------------
Total liabilities                                             35,524,734               24,978,115                 6,756,071
                                                     --------------------   ----------------------   -------------------------

NET ASSETS:
Net Assets                                                $  165,470,382          $   122,187,672            $   53,482,626
                                                     ====================   ======================   =========================

NET ASSETS CONSIST OF:
Paid-in capital                                              160,718,175              121,374,970                52,384,501
Undistributed investment income - net                            785,118                  623,222                   601,591
Accumulated realized capital losses on
  investments-net                                             (1,089,208)                (951,538)                 (623,611)
Unrealized appreciation on investments-net                     5,056,297                1,141,018                 1,120,145
                                                     --------------------   ----------------------   -------------------------

Net Assets                                                 $ 165,470,382           $  122,187,672             $  53,482,626
                                                     ====================   ======================   =========================
Net Asset Value Per Share                                  $       10.26           $         9.97 +           $        9.90 +
                                                     ====================   ======================   =========================

------------------------------------------------------------------------------------------------------------------------------
 *Identified Cost                                          $ 176,544,309           $  136,707,405             $  58,725,763
Shares issued and outstanding                                 16,121,195               12,253,180 +               5,404,350 +

------------------------------------------------------------------------------------------------------------------------------



+ May 31, 2001 and November 30, 2000 net asset values per share and shares issued and outstanding adjusted to reflect the 10,000 for 1 stock split that occurred on July 9, 2001.

See Notes to Financial Statements.

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                 SEPTEMBER 1, 2001 SEPTEMBER 1, 2000 JUNE 1, 2001 JUNE 1, 2000
                                                                    TO NOVEMBER      TO NOVEMBER     TO NOVEMBER   TO NOVEMBER
                                                                      30, 2001        30, 2000         30, 2001      30, 2000
-----------------------------------------------------------------------------------------------------------------------------
INVESTMENT         Interest ..................................      $2,706,822      $1,082,310    $5,297,234      $2,184,511
INCOME:

-----------------------------------------------------------------------------------------------------------------------------

EXPENSES:          Management fees ...........................         207,744          65,607       397,270         109,333
                   Interest...................................         116,646         101,720       240,342         259,547
                   Professional fees..........................          26,855               -        40,401               -
                   Accounting services .......................          16,720               -        29,243               -
                   Organizational fee reimbursement ..........           7,417           2,624        14,251           4,373
                   Director's fees and expenses ..............           6,855               -        12,729               -
                   Custodian fees ............................           2,009           3,936         3,781           6,560
                   Transfer agent fees .......................           5,146               -         9,555               -
                   Administrative fees .......................               -           3,936             -           6,560
                   Pricing fees ..............................           2,685               -         3,808               -
                   Other......................................           5,572               -         9,835               -
                                                              -----------------   -------------------------------------------
                   Total expenses before reimbursement .......         397,649         177,823       761,215         386,373
                   Reimbursement of expenses .................         (44,300)              -       (67,066)              -
                                                              -----------------   -------------------------------------------
                   Total expenses after reimbursement ........         353,349         177,823       694,149         386,373
                                                              -----------------   -------------------------------------------
                   Investment income-net .....................       2,353,473         904,487     4,603,085       1,798,138
                                                              -----------------   -------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
REALIZED &         Realized loss on investments-net ..........          (8,712)       (562,819)     (137,670)       (623,611)
UNREALIZED         Change in unrealized appreciation on
GAIN (LOSS) ON     Investments-net............................         944,965       1,146,149     3,915,279       2,715,831
INVESTMENTS-NET:   NET INCREASE IN NET ASSETS RESULTING
                   FROM OPERATIONS ...........................      $3,289,726      $1,487,817    $8,380,694      $3,890,358
                                                              -----------------   -------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------


                   See Notes to Financial Statements.

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                 STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)


                                                                     SEPTEMBER 1, 2001  SEPTEMBER 1, 2000  JUNE 1, 2001 JUNE 1, 2000
                                                                        TO NOVEMBER        TO NOVEMBER     TO NOVEMBER  TO NOVEMBER
                    INCREASE (DECREASE) IN NET ASSETS:                   30, 2001           30, 2000         30, 2001    30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
OPERATIONS:         Investment income-net ..........................  $2,353,473          $904,487       $4,603,085      $1,798,138
                    Realized loss on investments-net ...............      (8,712)         (562,819)        (137,670)       (623,611)
                    Change in unrealized appreciation on
                    investments-net ................................     944,965         1,146,149        3,915,279       2,715,831
                                                                    ------------- --------------------------------------------------
                    Net increase in net assets resulting from
                    operations......................................   3,289,726         1,487,817        8,380,694       3,890,358
                                                                    ------------- --------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
DIVIDENDS TO        Dividends to shareholders from investment
                    income-net......................................  (2,350,455)         (887,287)      (4,441,189)     (1,758,997)
                                                                    ------------- --------------------------------------------------
SHAREHOLDERS:

------------------------------------------------------------------------------------------------------------------------------------
CAPITAL SHARE       Change in net assets resulting from capital
                    share transactions..............................  22,354,168           489,686       39,343,205       1,473,841
                                                                    ------------- --------------------------------------------------
TRANSACTIONS:
------------------------------------------------------------------------------------------------------------------------------------
NET
ASSETS:             Total increase in net assets ...................  23,293,439         1,090,216      43,282,710        3,605,202
                    Beginning of period ............................ 142,176,943        52,392,410     122,187,672       49,877,424
                                                                    ------------- --------------------------------------------------
                    End of period* .................................$165,470,382       $53,482,626    $165,470,382      $53,482,626
                                                                    ------------- --------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                  * Undistributed investment income-net ............      $3,018          $ 17,200        $785,118         $601,591
                                                                    ------------- --------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------


                    See Notes to Financial Statements.

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                        FINANCIAL HIGHLIGHTS (UNAUDITED)


                       The following per share data and ratios have
                       been derived from information provided
                       in the financial statements.                  SEPTEMBER 1, 2001  SEPTEMBER 1, 2000  JUNE 1, 2001 JUNE 1, 2000
                                                                        TO NOVEMBER        TO NOVEMBER     TO NOVEMBER   TO NOVEMBER
                       Increase (Decrease) in Net Asset Value:            30, 2001           30, 2000       30, 2001      30, 2000
------------------------------------------------------------------------------------------------------------------------------------
PER SHARE              Net asset value, beginning of period .........        $10.20            $9.79          $9.97         $9.50
                                                                     ---------------  ---------------   ------------  ------------
OPERATING              Investment income-net.........................           .16              .17            .32           .34
PERFORMANCE: ##        Realized and unrealized gain on
                       investments-net...............................           .06              .11            .29           .39
                                                                     ---------------  ---------------   ------------  ------------
                       Total from investment operations..............           .22              .28            .61           .73
                                                                     ---------------  ---------------   ------------  ------------
                       Less dividends from investment income-net.....          (.16)            (.17)          (.32)         (.33)
                                                                     ---------------  ---------------   ------------  ------------
                       Net asset value, end of period ...............        $10.26            $9.90         $10.26         $9.90
                                                                     ---------------  ---------------   ------------  ------------

----------------------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENT       Based on net asset value per share ...........          2.17% #          2.84% #        6.24% #       7.73% #
                                                                     ---------------  ---------------   ------------  ------------
RETURN:**
----------------------------------------------------------------------------------------------------------------------------------
RATIOS TO              Expenses......................................           58%*            .58% *         .58% *        .58% *
                                                                     ---------------  ---------------   ------------  ------------
AVERAGE NET            Investment income-net ........................         5.72% *          6.80% *        5.86% *       6.90% *
                                                                     ---------------  ---------------   ------------  ------------
ASSETS:
----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL           Net assets, end of period (in thousands) .....      $165,470          $53,483       $165,470       $53,483
                                                                     ---------------  ---------------   ------------  ------------
DATA:
-----------------------------------------------------------------------------------------------------------------------------------


     *    Annualized.

     **   Total investment returns exclude the effects of sales charges.

     #    Aggregate total investment return.

     ## Per share operating performance figures adjusted to reflect the 10,000 for 1 stock split that occurred on July 9, 2001.

          See Notes to Financial Statements.

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

The accompanying unaudited condensed financial statements reflect the results of operations for Access Capital Strategies Community Investment Fund, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. The results of operations and other data for the six months ended November 30, 2001 are not necessarily indicative of the results that may be expected for any other future interim period or the fiscal year ending May 31, 2002. The information in this report should be read in conjunction with the financial statements and accompanying notes included in the May 31, 2001 Annual Report on Form 10-K. The Fund has not changed its accounting and reporting policies from those disclosed in its May 31, 2001 financial statements.

In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the statement of assets and liabilities and revenues and expenses for the period. Actual results could differ from those estimates; any such differences are expected to be immaterial to the net assets of the Fund.

This report covers the activity from June 1, 2001 through November 30, 2001.

ITEM 2:

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001
                   AND THE SIX MONTHS ENDED NOVEMBER 30, 2001

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

Management believes the Fund was in compliance with the above requirements for the quarter ended November 30, 2001.

FUND OPERATIONS

INVESTMENT ACTIVITY

PURCHASES

For the quarter ended November 30, 2001, the Fund purchased $77.6 million aggregate principal amount of new securities. In the quarter ended November 30, 2000, the Fund had purchased $16.0 million aggregate principal amount of new securities.

For the six months ended November 30, 2001, the Fund purchased $128.4 million aggregate principal amount of new securities. For the six months ended November 30, 2000, the Fund had purchased $18.5 million aggregate principal amount of new securities.

SALES

For the quarter ended November 30, 2001, the Fund sold $59.7 million aggregate principal amount of securities (excluding securities sold short in connection with hedging activities in respect of new investments into the Fund) for a net realized loss of $8,712. In the quarter ended November 30, 2000, the Fund had sold $14.3 million aggregate principal amount of securities for a net realized loss of $562,819. For the six months ended November 30, 2001, the Fund sold $90.9 million aggregate principal amount of securities (excluding securities sold short in connection with hedging activities in respect of new investments into the Fund) for a net realized loss of $137,670. In the six months ended November 30, 2000, the Fund had sold $17.5 million aggregate principal amount of securities for a net realized loss of $623,611.

BORROWINGS

The Fund is permitted to use leverage in its investment program. For the quarter ended November 30, 2001, the Fund averaged approximately $17.0 million in borrowings at an average rate of approximately 2.78% compared to the quarter ended November 30, 2000 when the Fund averaged approximately $7.2 million in borrowings at an average rate of approximately 6.79%. In both periods, the total proceeds from borrowings were used to support additional investments in the Fund's Designated Target Regions.

NET ASSETS AND FUND HOLDINGS AT NOVEMBER 30, 2001

At November 30, 2001 the Fund's Net Asset Value was $165.5 million, or $10.26 per share. At the end of the prior fiscal quarter, August 31, 2001, the Net Asset Value was $142.2 million, or $10.20 per share (adjusted to reflect a 10,000 for 1 stock split that occurred on July 9, 2001). At the end of the most recent fiscal year, May 31, 2001, the Net Asset Value was $122.2 million, or $9.97 per share. A year ago at November 30, 2000, the Fund's Net Asset Value was $53.5 million, or $9.90 per share (adjusted to reflect a 10,000 for 1 stock split that occurred on July 9, 2001).

The $23.3 million, or 16.4%, quarter-to-quarter increase in net assets from $142.2 million to $165.5 million was attributable to a combination of the issuance and sale of new shares in the Fund and appreciation in the market value of Fund assets due primarily to lower interest rates. The $112.0 million, or 209.4%, year-to-year increase in net assets was also attributable to a combination of the issuance and sale of new shares in the Fund and appreciation in the market value of Fund assets due primarily to lower interest rates. In each case the issuance and sale of the new shares in the Fund was the primary cause of the net asset increase.

For the quarter ended November 30, 2001, the Net Asset Value per share of $10.26 represented an increase of $0.06 per share (adjusted to reflect a 10,000 for 1 stock split that occurred on July 9, 2001), or 0.59% from the prior end of quarter NAV per share, and an increase of $0.36 per share, or 3.64%, from the November 30, 2000 NAV per share (adjusted to reflect a 10,000 for 1 stock split that occurred on July 9, 2001) of $9.90. The quarter-to-quarter and year-to-year increases are attributable primarily to appreciation in the Fund's underlying assets during a time of generally declining interest rates.

INVESTMENT INCOME

The Fund had investment income net of all fees and expenses (as discussed below) of $2.35 million for the quarter ended November 30, 2001, an increase of approximately $0.1 million, or 4.4%, from net investment income of $2.25 million for the quarter ended August 31, 2001. The increase is largely due to an increase in average net assets invested. In the year ago quarter ended November 30, 2000, net investment income was $0.9 million. The year-to-year increase of approximately $1.45 million, or 161%, is also largely attributable an increase in average net assets invested.

For the six months ended November 30, 2001, net investment income was $4.6 million, an increase of $2.8 million, or 156%, from the net investment income for the six months ended November 30, 2000. The year-to-year increase is largely attributable to an increase in average net assets invested.

MANAGEMENT FEES & EXPENSES

Access Capital Strategies LLC ("Access"), the Fund's Manager, is paid an annual management fee, paid quarterly, of fifty basis points (0.50%) of the Fund's average monthly gross assets less accrued liabilities, other than indebtedness for borrowing. Merrill Lynch Investment Managers, L.P. ("MLIM") receives from Access an annual sub-management fee, paid quarterly, of twenty-five basis points (0.25%) of the Fund's average gross monthly assets less accrued liabilities, other than indebtedness for borrowings.

For the quarter ended November 30, 2001, the management fee paid by the Fund was $207,744. For the quarter ended August 31, 2001, the management fee paid by the Fund was $189,526. For the six-month period ended November 30, 2001, the management fee paid by the Fund was $397,270. For the year ago quarter ended November 30, 2000 the management fee was $65,607. For the six-month period ended November 30, 2000, the management fee was $109,333. The management fee increases resulted from increases in the net assets of the Fund.

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

YIELD

For the quarter ending November 30, 2001 the ratio of net investment income to average net assets was 5.72% compared to 6.8% for the year ago quarter ended November 30, 2000. For the six month period ended November 30, 2001, the ratio of net investment income to average net assets was 5.86% compared to 6.9% for the year ago six-month period. These decreases are primarily due to lower interest rates.

REALIZED GAIN/LOSS

For the quarter ended November 30, 2001, net the realized loss on principal payments and sales of securities was $8,712 compared to a net realized loss of $562,819 for the quarter ended November 30, 2000. For the six-month period ended November 30, 2001, the net realized loss was $137,670 compared to a net realized loss of $623,611 for the same period in 2000.

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

The Fund pays dividends on a calendar quarter basis. The Fund paid a quarterly dividend of $0.1605 per share on October 25, 2001 to shareholders of record as of October 1, 2001. A year ago, the Fund paid a quarterly dividend of $0.1646 per share (adjusted to reflect a 10,000 for 1 stock split that occurred on July 9, 2001) on October 3, 2000 to shareholders of record as of September 30, 2000. During the six-month period ended November 30, 2001, the Fund paid dividends of $0.3189 per share, compared to $0.3359 per share (adjusted to reflect a 10,000 for 1 stock split that occurred on July 9, 2001) in the same period of 2000. The moderately lower dividends are attributable primarily to lower yields in the portfolio resulting from prepayments and a decline in interest rates.

TOTAL RETURN

For the quarter ended November 30, 2001, the total return was 2.17% compared to a total return of 2.84% in the comparable period ended November 30, 2000. For the six-month period ended November 30, 2001, the total return was 6.24% compared to a total return of 7.73% for the same period in 2000. The moderately lower total returns are attributable primarily to lower yields in the portfolio resulting from prepayments and a decline in interest rates.

FUND DESIGNATED TARGET REGIONS AT NOVEMBER 30, 2001

The Fund's Designated Target Regions ("DTRs") are provided by Fund shareholders at the time of investment. At November 30, 2001 DTRs were:


 ---------------------------------- -----------------------------------
               DTRS                              AMOUNT
 ---------------------------------- -----------------------------------
 AL/FL/GA/LA/MA                                             $3,591,598
 ---------------------------------- -----------------------------------
 Boston & Cambridge, MA                                        500,000
 ---------------------------------- -----------------------------------
 California                                                  9,031,750
 ---------------------------------- -----------------------------------
 Connecticut                                                 1,007,842
 ---------------------------------- -----------------------------------

 ---------------------------------- -----------------------------------
 Florida                                                       500,000
 ---------------------------------- -----------------------------------
 Texas/Louisiana                                             5,000,000
 ---------------------------------- -----------------------------------
 Massachusetts                                              24,175,619
 ---------------------------------- -----------------------------------
 MA/NH/CT                                                    1,000,000
 ---------------------------------- -----------------------------------
 MA/NH                                                       1,000,000
 ---------------------------------- -----------------------------------
 MA/PA/NJ/CT/RI                                             10,000,000
 ---------------------------------- -----------------------------------
 New England                                                17,123,838
 ---------------------------------- -----------------------------------
 NY/DC                                                      10,000,000
 ---------------------------------- -----------------------------------
 NY/NJ/TX/FL/CA/MD/DE                                       10,000,000
 ---------------------------------- -----------------------------------
 New Jersey                                                 26,801,983
 ---------------------------------- -----------------------------------
 South Carolina                                                500,000
 ---------------------------------- -----------------------------------
 South Dakota                                                  528,709
 ---------------------------------- -----------------------------------
 Texas                                                      12,500,000
 ---------------------------------- -----------------------------------
 Utah/NJ                                                    25,803,667
 ---------------------------------- -----------------------------------
 Washington                                                  1,000,000
 ---------------------------------- -----------------------------------
 TOTAL                                                    $159,165,006
 ---------------------------------- -----------------------------------


FUND IMPACT PER THE COMMUNITY REINVESTMENT ACT

The Fund invests in securities that support community development economic activity as defined in the Community Reinvestment Act.

At November 30, 2001, the Fund's outstanding investments had enabled loans to be made to 3,435 homebuyers with incomes below 80% of median income from the following states in the following numbers:

Alabama                      20
California                   83
Connecticut                  96
Delaware                     12
Florida                      27
Georgia                       4
Louisiana                    27
Maryland                     73
Massachusetts               750
New Hampshire                 5
New Jersey                  326
New York                     62
Pennsylvania                131
Rhode Island                 77
South Carolina               10
South Dakota                  6
Texas                       201
Utah                        234
Virginia                      9
Washington                   12
Washington, D.C.             50
                           ----
                           2215

As of November 30, 2001, the Fund's investments had outstanding loans to sponsors of 1,206 multi-family and 14 community based non-profit affordable housing rental units in Low Income Housing Tax Credit or HUD insured subsidized properties from the following states in the following amounts.

MULTI-FAMILY                                COMMUNITY-BASED

California                 152              Rhode Island      14
                                                              --
Louisiana                   96                                14
Massachusetts              504
New York                   157
Texas                      227
Utah                        70
                            --

                          1206

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

During the quarter ended November 30, 2001, new shareholders purchased an additional 2,087,046 shares for total proceeds of $21,380,506. In addition, dividend reinvestments resulted in 95,233 additional new shares being issued by the Fund for total proceeds of $973,662. During the quarter ended November 30, 2000, one new shareholder purchased a total of 50,820 shares (adjusted to reflect a 10,000 for 1 stock split that occurred on July 9, 2001) for total proceeds of $500,000.

For the six months ended November 30, 2001, a total of 3,868,015 shares were sold for total proceeds of $39.3 million. For the comparable period in 2000 a total of 153,680 shares (adjusted to reflect a 10,000 for 1 stock split that occurred on July 9, 2001) were sold for total proceeds of $1.5 million.

As discussed in the Private Offering Memorandum, the Fund allows shareholders to redeem their shares in accordance with Rule 23c-3 of the Investment Company Act of 1940.

There were no redemptions of Fund shares during this period or during the three months ended November 30, 2001 or during the six months ended November 30, 2001. There were no redemptions in the year ago quarter or year ago six-month period ended November 30, 2000.

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

The following is a summary of the Fund's portfolio holdings at November 30, 2001:

            Access Capital Strategies Community Investment Fund, Inc.

             Schedule of Investments - November 30, 2001 (Unaudited)

                                                                                                            MARKET
                                                                                   PAR VALUE                 VALUE
                                                                               -------------------     ------------------
MORTGAGE-BACKED SECURITIES (107.0%):
     Federal National Mortgage Association (FNMA) (80.2%):

          15 Year Fixed Rate Single Family Mortgage Backed Securities
              5.50%, 3/1/16                                                            $  520,665             $  524,032
              6.00%, 4/1/14                                                               446,614                457,473
              6.50%, 6/1/14 - 12/1/14                                                     615,758                638,194
              7.00%, 1/1/15                                                               908,985                951,123

          30 Year Fixed Rate Single Family Mortgage Backed Securities
              5.00%, 3/1/29                                                               514,505                487,676
              5.50%, 1/1/29                                                             1,464,602              1,425,710
              6.00%, 7/1/29 - 11/1/31                                                   6,750,849              6,806,754
              6.50%, 5/1/17 - 11/1/31                                                  65,067,830             66,342,838
              6.70%, 6/1/19                                                               672,926                690,402
              7.00%, 5/1/29 - 3/1/31                                                   17,021,527             17,637,423
              7.25%, 12/1/29                                                               81,917                 85,773
              7.50%, 7/1/29 - 2/1/31                                                   18,113,619             18,993,502
              7.90%, 1/1/18                                                             2,167,462              2,549,942
              8.00%, 2/1/30 - 4/1/30                                                    2,270,468              2,407,364
                                                                                                       ------------------
                  Total single family mortgage-backed securities                                             119,998,206
                                                                                                       ------------------

          Multi-Family Mortgage Backed Securities
              6.53%, 6/1/16                                                               272,420               288,708
              7.12%, 9/1/10                                                             7,918,991              8,765,725
              7.42%, 10/1/18                                                            1,983,027              2,096,109
              7.58%, 5/1/18                                                               627,823                722,497
              7.97%, 9/1/17                                                               764,317                878,346
                                                                                                       ------------------
                  Total multi-family mortgage-backed securities                                               12,751,385
                                                                                                       ------------------

                  Total Federal National Mortgage Association securities                                     132,749,591
                                                                                                       ------------------
     Federal Home Loan Mortgage Corporation (25.6%):

          30 Year Fixed Rate Single Family Mortgage Backed Securities
              5.50%, 9/1/29                                                             5,347,053              5,209,038
              6.00%, 3/1/31 - 10/1/31                                                   6,818,162              6,802,855
              6.50%, 6/1/29 - 11/1/31                                                  15,178,009             15,478,181
              7.00%, 10/1/29 - 4/1/31                                                  10,814,137             11,188,569
              7.50%, 12/1/29 - 3/1/30                                                   3,461,503              3,635,540
                                                                                                       ------------------
                  Total Federal Home Loan Mortgage Corporation
                    single family mortgage backed-securities                                                  42,314,183
                                                                                                       ------------------



     GNMA Pool (1.2%):
          Multi-Family Mortgage Backed Security
              8.25%, 12/15/32                                           1,826,836              1,975,467

                          Total mortgage-backed securities                                   177,039,241
                                                                                       ------------------

GUARANTEED NOTES (0.8%):

     Boston, MA, U.S. Government Guaranteed Notes
              6.85%, 8/1/07                                             1,290,000              1,332,001
                                                                                       ------------------

                          Total guaranteed notes                                               1,332,001
                                                                                       ------------------

SHORT-TERM INVESTMENTS (2.0%):
US Government Agency Obligations (b)

     Federal Home Loan Bank,                                            3,280,000              3,298,082
                                                                                       ------------------
           1.94% due 12/12/2001

                          Total short-term investments                                         3,298,082
                                                                                       ------------------

                          Total investments (cost $176,544,309)                              181,669,324
                                                                                       ------------------

Liabilities in excess of                                                                     (16,198,942)
other assets (9.8%)                                                                    ------------------

                          Net assets                                                       $ 165,470,382
                                                                                       ==================



SECURITIES SOLD SHORT:
                                                                                               MARKET
Mortgage-backed securities:                                            PAR VALUE                VALUE
                                                                 ------------------     ------------------
     FNMA, 6.50%, TBA (a)                                              7,000,000            $ 7,078,750
                                                                                        ------------------

                          Total (proceeds $7,010,032)                                       $ 7,078,750
                                                                                        ==================


(a) Represents or includes a "to-be-announced" (TBA) transaction. The Fund has committed to purchasing securities for which all specific information is not available at this time.

(b) US Government Agency obligations are traded on a discount basis; the interest rates shown reflect the discount rates paid at the time of purchase by the Fund.

See accompanying notes to financial statements.

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

                     ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC. Registrant


                           /s/ David F. Sand
                           ----------------------------------
                                 David F. Sand
                                 Chief Executive Officer, Principal Financial
                                 Officer, Principal Accounting Officer

                           /s/ Ronald A. Homer
                           ----------------------------------
                                 Ronald A. Homer
                                 Chairman of the Board of Directors

                           /s/ Kevin J. Mulvaney
                           ----------------------------------
                                 Kevin J. Mulvaney
                                 Director

                           /s/ Peter Blampied
                           ----------------------------------
                                 Peter Blampied
                                 Director

                           /s/ Terry K. Glenn
                           ----------------------------------
                                 Terry K. Glenn
                                 Director




Date: January 14, 2002
      ----------------