Form 10-Q
period 2002-02-28
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2002-04-15
CIK 1040241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the quarterly period ended February 28, 2002

                                       Or

     [_] Transition Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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

              124 Mt. Auburn Street, Suite 200N Cambridge, MA 02138
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  617-576-5858
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The registrant had 47 shareholders and 17,206,219 shares of common stock outstanding as of February 28, 2002.

                                      INDEX

                 Access Capital Community Investment Fund, Inc.

PART I.  FINANCIAL INFORMATION
                                                                                                 PAGE
                                                                                                 ----

         Item 1.   Financial Statements (unaudited)

                           Item 1.   Financial Statements ...................................      3

                           Statements of Assets and Liabilities - ...........................      3
                           February 28, 2002, May 31, 2001 and
                           February 28, 2001

                           Statements of Operations - .......................................      4
                           Three months ended February 28, 2002 and February 28, 2001
                           Nine months ended February 28, 2002 and February 28, 2001

                           Statements of Changes in Net Assets - ............................      5
                           Three months ended February 28, 2002 and February 28, 2001
                           Nine months ended February 28, 2002 and February 28, 2001


                           Financial Highlights - ...........................................      6
                           Three months ended February 28, 2002 and February 28, 2001
                           Nine months ended February 28, 2002 and February 28, 2001

                           Notes to Financial Statements ....................................      7

         Item 2.   Management's Discussion and Analysis of Financial ........................      7
                     Condition and Results of Operations

         Item 3.   Quantitative and Qualitative Disclosures about ...........................     13
                     Market Risk (Schedule of Investments)

PART II. OTHER INFORMATION ..................................................................     16

         Item 1.   Legal proceedings ........................................................     16

         Item 2.   Changes in securities ....................................................     16

         Item 3.   Defaults upon senior securities ..........................................     16

         Item 4.   Submission of matters to a vote of security holders ......................     16

         Item 5.   Other information ........................................................     16

         Item 6.   Exhibits and reports .....................................................     16

         Signatures .........................................................................     17

            Access Capital Strategies Community Investment Fund, Inc.

                       STATEMENT OF ASSETS AND LIABILITIES

                                                          February 28, 2002            May 31, 2001         February 28, 2001
                                                             (Unaudited)                                       (Unaudited)
                                                     -------------------------------------------------    ----------------------
Assets:
Investments, at value*                                         $  204,365,148             $137,835,118           $  72,459,835
Cash                                                                1,147,581                    3,546                       -
Deposits with broker                                               17,972,267                8,554,662                       -
Receivables:
    Interest                                                        1,206,134                  772,461                 389,868
    Principal paydowns                                                458,663                        -                       -
Other assets                                                          223,093                        -                       -
                                                     -------------------------  ----------------------    ----------------------
Total assets                                                      225,372,886              147,165,787              72,849,703
                                                     -------------------------  ----------------------    ----------------------

Liabilities:
Securities sold short (proceeds received - $17,972,267
and $8,526,720, respectively)                                      18,119,900                8,513,415                       -
Payables:
   Reverse repurchase agreements (including
   accrued interest of $18,819, $7,380 and $0,
   respectively)                                                   27,318,819                8,207,380               6,400,000
   Securities purchased                                             2,954,217                8,136,408              10,358,832
   Investment advisor                                                 152,521                        -                       -
   Interest                                                                 -                   19,333                       -
Accrued expenses and other liabilities                                 47,050                  101,579                  55,192
                                                     -------------------------  ----------------------   -----------------------
Total liabilities                                                  48,592,507               24,978,115              16,814,024
                                                     -------------------------  ----------------------   -----------------------
Net Assets:
Net Assets                                                     $  176,780,379          $   122,187,672           $  56,035,679
                                                     =========================  ======================   =======================

Net Assets Consist of:
Paid-in capital                                                   171,709,927              121,374,970              53,864,003
Undistributed investment income - net                                 778,331                  623,222                 622,038
Accumulated realized capital losses on
investments-net                                                    (1,032,521)                (951,538)               (608,221)
Unrealized appreciation on investments-net                          5,324,642                1,141,018               2,157,859
                                                     -------------------------  -----------------------  -----------------------
Net Assets                                                     $  176,780,379          $   122,187,672          $   56,035,679
                                                     =========================  ======================   =======================
Net Asset Value Per Share                                      $        10.27          $          9.97 +          $      10.09 +
                                                     =========================  =======================  =======================

--------------------------------------------------------------------------------------------------------------------------------
 *Identified Cost.                                              $  198,892,872          $  136,707,405           $  70,301,976
Shares issued and outstanding.                                      17,206,219              12,253,180 +             5,553,350 +

--------------------------------------------------------------------------------------------------------------------------------

+ May 31, 2001 and February 28, 2001 net asset values per share and shares issued and outstanding adjusted to reflect the 10,000 for 1 stock split that occurred on July 9, 2001.

See Notes to Financial Statements.

            Access Capital Strategies Community Investment Fund, Inc.

                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                               Dec. 1, 2001         Dec. 1, 2000      June 1, 2001    June 1, 2000
                                                             to February 28,      to February 28,  to February 28,   to February 28,
                                                                   2002                 2001               2002            2001
                                                             ----------------     ---------------   ---------------  ---------------
Investment
Income:        Interest...................................         $2,885,712          $1,119,333      $8,182,946         $3,303,844


Expenses:      Management fees............................            221,282              68,240         618,552            177,573
               Interest...................................             73,557              93,181         313,899            352,728
               Professional fees..........................             30,528                   -          70,929                  -
               Accounting services........................             21,040                   -          50,283                  -
               Organizational fee reimbursement...........              7,997               2,730          22,248              7,103
               Director's fees and expenses...............              7,557                   -          20,286                  -
               Custodian fees.............................              3,350               4,094           7,131             10,654
               Transfer agent fees........................              6,687                   -          16,242                  -
               Administrative fees........................                  -               4,094               -             10,654
               Pricing fees...............................              3,962                   -           7,770                  -
               Other......................................              7,187                   -          17,022                  -
                                                             -----------------   -----------------  -------------     --------------
               Total expenses before reimbursement........            383,147             172,339       1,144,362            558,712
               Reimbursement of expenses .................           (56,086)                   -       (123,152)                  -
                                                             -----------------   -----------------  -------------     --------------
               Total expenses after reimbursement ........            327,061             172,339       1,021,210            558,712
                                                             -----------------   -----------------  -------------     --------------
               Investment income-net .....................          2,558,651             946,994       7,161,736          2,745,132
                                                             -----------------   -----------------  -------------     --------------

Realized &     Realized gain (loss) on investments-net ...             56,687              15,391        (80,983)          (608,220)
Unrealized     Change in unrealized appreciation on
Gain (Loss)    investments-net ...........................            268,345           1,340,366       4,183,624          4,056,197
on Invest-     Net Increase in Net Assets Resulting          ----------------    ----------------   -------------     --------------
ments-Net:     From Operations ...........................         $2,883,683          $2,302,751     $11,264,377         $6,193,109
                                                             ================    ================   =============     ==============

               See Notes to Financial Statements.

            Access Capital Strategies Community Investment Fund, Inc.

                 STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

                                                             December 1, 2001   December 1, 2000    June 1, 2001      June 1, 2000
                                                              to February 28,   to February 28,   to February 28,   to February 28,
                Increase (Decrease) in Net Assets:                 2002              2001              2002               2001
                                                             ----------------  ----------------   ---------------   ---------------
Operations:    Investment income-net.....................          $2,558,651           $946,994       $7,161,736        $2,745,132
               Realized gain (loss) on investments-net...              56,687             15,391          (80,935)         (608,220)

               Change in unrealized appreciation on
               investments-net...........................             268,345          1,340,366        4,183,624         4,056,197
                                                             ----------------  -----------------  ---------------   ---------------
               Net increase in net assets resulting from
               operations................................           2,883,683          2,302,751       11,264,377         6,193,109
                                                            -----------------  -----------------  ---------------   ---------------

Dividends to   Dividends to shareholders from investment
Shareholders:  income-net................................          (2,565,438)          (926,547)      (7,006,627)       (2,685,544)
                                                            -----------------  -----------------  ---------------   ---------------

Capital Share  Change in net assets resulting from capital
Transactions:  share transactions........................          10,991,752          1,176,849       50,334,957         2,650,690
                                                            -----------------  -----------------  ---------------   ---------------

Net Assets:    Total increase in net assets..............          11,309,997          2,553,053       54,592,707         6,158,255
               Beginning of period.......................         165,470,382         53,482,626      122,187,672        49,877,424
                                                            -----------------  -----------------  ---------------   ---------------
               End of period*............................        $176,780,379        $56,035,679     $176,780,379       $56,035,679
                                                            =================  =================  ===============   ===============

             * Undistributed investment income-net.......            $778,331           $622,038        $778,331           $622,038
                                                            ===============--  =================  ===============    ==============

               See Notes to Financial Statements.

            Access Capital Strategies Community Investment Fund, Inc.

                        FINANCIAL HIGHLIGHTS (UNAUDITED)

            The following per share data and ratios have been derived
             from information provided in the financial statements.



                                                              December 1, 2001    December 1, 2000    June 1, 2001    June 1, 2000
                                                               to February 28,     to February 28,   to February 28, to February 28,
                                                                     2002                2001              2002            2001
                   Increase (Decrease) in Net Asset Value:

Per Share          Net asset value, beginning of period ....        $10.26               $9.90             $9.97          $9.50
Operating                                                      ----------------    ----------------    ------------    ------------
Performance: ##    Investment income - net..................           .15                  .17              .47            .51
                   Realized and unrealized gain on
                   investments-net .........................           .02                  .19              .31            .58
                                                               ----------------    ----------------    ------------    ------------

                   Total from investment operations ........           .17                  .36              .78           1.09
                                                               ----------------    ----------------    ------------    ------------
                   Less dividends from investment
                   income-net ..............................          (.16)                (.17)            (.48)          (.50)
                                                               ----------------    ----------------    ------------    ------------
                   Net asset value, end of period ..........        $10.27               $10.09           $10.27         $10.09
                                                               ================    ================    ============    ============

Total Investment
Return:**          Based on net asset value per share ......          1.69% #              3.67% #          7.83% #       11.69% #
                                                               ----------------    ----------------    ------------    ------------

Ratios to
Average Net
Assets, Excluding  Expenses, net of reimbursements .........           .58% *               .58% *           .58% *         .58% *
Borrowings:                                                    ================    ================    ============    ============

                   Expenses ................................           .75% *               .58% *           .68% *         .58% *
                                                               ----------------    ----------------    ------------    ------------

                   Investment income-net ...................          5.84% *              6.90% *          5.85% *        6.86% *
                                                               ----------------    ----------------    ------------    ------------
Ratios to
Average Net
Assets, Less       Expenses, net of reimbursements .........           .63% *               .61% *           .64% *         .61% *
Borrowings                                                     ================    ================    ============    ============

                   Expenses ................................           .82% *               .61% *           .75% *         .61% *
                                                               ----------------    ----------------    ------------    ------------

                   Investment income-net ...................          6.40% *              7.70% *          6.44% *        7.70% *
                                                               ================    ================    ============    ============
Supplemental
Data:              Net assets, end of period
                   (in thousands) ..........................      $176,780              $56,036         $176,780        $56,036
                                                               ================    ================    ============    ============

                 * Annualized.
                ** Total investment returns exclude the effects of sales charges.
                 # Aggregate total investment return.
                ## Per share operating performance figures have been adjusted to reflect a 10,000 for 1 stock split that occurred on July 9, 2001.
                   See Notes to Financial Statements

            Access Capital Strategies Community Investment Fund, Inc.

                          NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying unaudited financial statements reflect the results of operations for Access Capital Strategies Community Investment Fund, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. The results of operations and other data for the nine months ended February 28, 2002 are not necessarily indicative of the results that may be expected for any other interim period or the fiscal year ending May 31, 2002. The information in this report should be read in conjunction with the financial statements and accompanying notes included in the May 31, 2001 Annual Report on Form 10-K. The Fund has not changed its accounting and reporting policies from those disclosed in its May 31, 2001 financial statements.

In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the statement of assets and liabilities and revenues and expenses for the period. Actual results could differ from those estimates; any such differences are expected to be immaterial to the net assets of the Fund.

This report covers the activity from June 1, 2001 through February 28, 2002.

Item 2:

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

     This quarterly report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among factors, changes in interest rates, fluctuations in assets under management and other sources of fee income, changes in assumptions used in making such forward-looking statements, as well as the factors listed under "Risk Factors and Factors Affecting Forward Looking Statements" in the Company's Annual Report on Form 10-K for the year ended May 31, 2001.

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

Management believes the Fund was in compliance with the above requirements for the period ended February 28, 2002.

Fund Operations

Investment Activity

Purchases

For the quarter ended February 28, 2002, the Fund purchased $53.9 million aggregate principal amount of securities. In the quarter ended February 28, 2001, the Fund had purchased $3.5 million aggregate principal amount of securities.

For the nine month period ended February 28, 2002, the Fund purchased $182.3 million aggregate principal amount of securities. For the nine months ended February 28, 2001, the Fund had purchased $22 million aggregate principal amount of securities.

Sales

For the quarter ended February 28, 2002, the Fund sold $28.4 million aggregate principal amount of securities (excluding securities sold short in connection with hedging activities in respect of new investments into the Fund) for a net realized gain of $56,687. For the quarter ended February 28, 2001, the Fund had sold $1.8 million aggregate principal amount of securities for a net realized gain of $15,391.

For the nine month period ended February 28, 2002, the Fund sold $119.3 million aggregate principal amount of securities for a net realized loss of $80,983. For the nine months ended February 28, 2001, the Fund had sold $19.3 million aggregate principal amount of securities for a net realized loss of $608,220.

Borrowings

The Fund is permitted to use leverage in its investment program. For the quarter ended February 28, 2002, the Fund averaged $15.9 million in borrowings at an average rate of 1.92% compared to the quarter ended February

28, 2001 when the Fund averaged $5.9 million in borrowings at an average rate of 6.43%. In both periods, the total proceeds from borrowings were used to support additional investments in the Fund's Designated Target Regions.

Net Assets and Fund Holdings at February 28, 2002

At February 28, 2002, the Fund's Net Asset Value was $176.8 million, or $10.27 per share. At the prior quarter end November 30, 2001, the Fund's Net Asset Value was $165.5 million, or $10.26 per share. At the end of the most recent fiscal year, May 31, 2001, the Net Asset Value was $122.2 million, or $9.97 per share (adjusted to reflect a 10,000 for 1 stock split that occurred on July 9, 2001). A year ago at February 28, 2001, the Fund's Net Asset Value was $56.0 million, or $10.09 per share (adjusted to reflect a 10,000 for 1 stock split that occurred on July 9, 2001).

The $11.3 million, or 6.8%, quarter-to-quarter increase in net assets from $165.5 million to $176.8 million was attributable primarily to a combination of $11.0 million from new shares sold and appreciation in the market value of Fund assets due to lower interest rates. The $120.8 million, or 215.7%, year-to-year increase in net assets was attributable to the sale of $117.8 million from new shares sold and appreciation in the market value of Fund assets due to lower interest rates.

For the quarter ended February 28, 2002, the Net Asset Value per share of $10.27 represented an increase of $0.01 per share, or 0.1%, from the prior quarter Net Asset Value per share of $10.26. The increase since the end of the most recent fiscal year at May 31, 2001 when the Net Asset Value per share (adjusted to reflect a 10,000 for 1 stock split that occurred on July 9, 2001) was $9.97 is equal to $0.30, or 3.0%. The quarter-to-quarter and nine-month increases are attributable primarily to appreciation in the Fund's underlying assets during a time of generally declining interest rates.

A year ago at February 28, 2001 the Net Asset Value per share was $10.09. Accordingly, for the year-to-year period ended February 28, 2002 the Fund experienced an increase in Net Asset Value per share of $0.18, or 1.8%.

Investment Income

The Fund had investment income net of all fees (as discussed below) of $2,558,651 for the quarter ended February 28, 2002, an increase of $205,178, or 8.7%, from net investment income of $2,353,473 for the quarter ended November 30, 2001. The increase is largely due to an increase in average net assets invested. In the year ago quarter ended February 28, 2001, net investment income was $946,994. The year-to-year increase of $1,611,657, or 170.2%, is also largely attributable to an increase in average net assets invested.

For the nine month period ended February 28, 2002, net investment income was $7,161,736, an increase of $4,416,604, or 160.9%, from net investment income of $2,745,132 for the nine-month period ended February 28, 2001. The year-to-year increase is largely attributable to an increase in average net assets invested.

Management Fees & Expenses

Access Capital Strategies LLC ("Access"), the Fund's Manager, is paid an annual management fee, paid quarterly, of fifty basis points (0.50%) of the Fund's average monthly gross assets less accrued liabilities, other than indebtedness for borrowing. Merrill Lynch Investment Managers, L.P. ("MLIM") receives from Access an annual sub-management fee paid quarterly of twenty-five basis points (0.25%) of the Fund's average gross monthly assets less accrued liabilities, other than indebtedness for borrowings.

For the quarter ended February 28, 2002, the management fee paid by the Fund was $221,282. For the quarter ended November 30, 2001, the management fee paid by the Fund was $207,744. For the nine-month period ended February 28, 2002, the management fee paid by the Fund was $618,552. For the year ago quarter ended February 28, 2001, the management fee was $68,240. For the nine-month period ended February 28, 2001, the management fee was $177,573. The management fee increases resulted from increases in the net assets of the Fund.

The Fund is also charged at an annual rate of up to six basis points (0.06%) of the Fund's monthly net assets for custody and portfolio accounting services and operating expenses. To the extent such expenses exceed six basis points (0.06%) of the Fund's total assets, they will be borne by Access and MLIM. In addition, the Fund is currently charged at an annual rate of two basis points (0.02%) of the Fund's monthly net assets to reimburse Access for organizational and offering expenses previously paid.

Yield

For the quarter ended February 28, 2002, the ratio of net investment income to average net assets was 5.84% compared to 6.90% for the year ago period. For the nine month period ended February 28, 2002 the ratio of net investment income to average net assets was 5.85% compared to 6.86% for the year ago nine-month period. The decreases are primarily due to lower interest rates.

Realized Gain/Loss

For the quarter ended February 28, 2002, the net realized gain on sales of securities was $56,687 compared to a net realized gain of $15,391 for the quarter ended February 28, 2001. For the nine-month period ended February 28, 2002, the net realized loss was $80,983 compared to a net realized loss of $608,220 for the nine-month period ended February 28, 2001.

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

The Fund pays dividends on a calendar quarter. The Fund paid a quarterly dividend of $0.1580 per share on December 26, 2001 to shareholders of record on that date. A year ago, the Fund paid a quarterly dividend of $0.1668 per share (adjusted to reflect a 10,000 to 1 stock split that occurred on July 9, 2001) on December 28, 2000 to shareholders of record on that date. During the nine-month period from June 1, 2001 to February 28, 2002, the Fund paid dividends of $0.4769 per share compared to dividends of $0.4954 per share (adjusted to reflect a 10,000 to 1 stock split that occurred on July 9, 2001) in the corresponding period from June 1, 2000 to February

2001. The moderately lower dividends per share are attributable primarily to lower yields in the portfolio as a result of prepayments and a decline in interest rates.

Aggregate Total Return

For the quarter ended February 28, 2002, the total return was 1.69% compared to a total return of 3.67% in the corresponding year ago period. For the nine-month period ended February 28, 2002 the total return was 7.83% compared to a total return of 11.69% for the corresponding year ago period. The decreases in total return are attributable primarily to prepayments and a decline in interest rates.

Fund Designated Target Regions at February 28, 2002

The Fund's Designated Target Regions ("DTRs") are provided by Fund shareholders at the time of investment. At February 28, 2002 DTRs were:

     --------------------------------------------------------------
                 DTRs                                    AMOUNT
     -------------------------------------------------------------
     AL/FL/GA/LA/MA                                   $  5,000,000
     -------------------------------------------------------------
     Boston & Cambridge, MA                                500,000
     -------------------------------------------------------------
     California                                          9,063,492
     -------------------------------------------------------------
     Connecticut                                         1,015,682
     -------------------------------------------------------------
     Florida                                               500,000
     -------------------------------------------------------------
     Illinois                                              206,750
     -------------------------------------------------------------
     Texas/Louisiana                                     5,000,000
     -------------------------------------------------------------
     Massachusetts                                      24,543,084
     -------------------------------------------------------------
     MA/NH/CT                                            1,000,000
     -------------------------------------------------------------
     MA/NH                                               1,000,000
     -------------------------------------------------------------
     MA/PA/NJ/CT/RI                                     10,000,000
     -------------------------------------------------------------
     New England                                        17,123,838
     -------------------------------------------------------------
     NY/DC                                              10,000,000
     -------------------------------------------------------------
     NY/NJ/TX/FL/CA/MD/DE                               10,000,000
     -------------------------------------------------------------
     New Jersey                                         27,208,790
     -------------------------------------------------------------
     New Mexico/Nevada                                   6,000,000
     -------------------------------------------------------------
     Oregon                                                500,000
     -------------------------------------------------------------
     PA/CA/DC/VA                                           650,000
     -------------------------------------------------------------
     South Carolina                                        500,000
     -------------------------------------------------------------
     South Dakota                                          608,546
     -------------------------------------------------------------
     Texas                                              14,077,322
     -------------------------------------------------------------
     Utah/NJ                                            26,211,327
     -------------------------------------------------------------
     Washington                                          1,000,000
     -------------------------------------------------------------
     TOTAL                                            $171,708,831
     -------------------------------------------------------------


Fund Impact per the Community Reinvestment Act

The Fund invests in securities that support community development economic activity as defined in the Community Reinvestment Act.

At February 28, 2002, the Fund's outstanding investments had outstanding loans to 2,567 single-family homebuyers with incomes below 80% of median income from the following states in the following numbers.

Alabama                     25
California                  96
Connecticut                 91
Delaware                    12
Florida                     49
Georgia                      8
Illinois                     3
Louisiana                   27
Maryland                    73
Massachusetts              769
Nebraska                    26
New Hampshire                5
New Jersey                 417
New Mexico                  35
New York                    62
Oregon                       6
Pennsylvania               132
Rhode Island                90
South Carolina              10
South Dakota                 7
Texas                      304
Utah                       249
Virginia                     9
Washington                  12
Washington, D.C.            50
                         -----
                         2,567

At February 28, 2002, the Fund's investments had outstanding loans to sponsors of 1,324 multi-family and 14 community based non-profit affordable housing rental units in Low Income Housing Tax Credit or HUD insured subsidized properties from the following states in the following amounts.

Multi-Family                                         Community-Based
------------                                         ---------------

California                 222                       Rhode Island     14
Louisiana                  144
Massachusetts              504
New York                   157
Texas                      227
Utah                        70
                          ----
                          1324

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

During the quarter ended February 28, 2002, new shareholders purchased an additional 979,376 shares of the Fund for total proceeds of $9,942,453. In addition, dividend reinvestments resulted in 105,648 additional shares of the Fund being issued for total proceeds of $1,049,299. During the quarter ended February 28, 2001, two new shareholders purchased a total of 149,000 shares (adjusted to reflect a 10,000 to 1 stock split that occurred on July 9, 2001) for total proceeds of $1,479,502 million.

During the nine-month period ended February 28, 2002, new shareholders purchased an additional 4,671,298 shares of the fund for total proceeds of $47,512,956. In addition, dividend reinvestments resulted in 281,741 additional shares of the fund being issued for total proceeds of $2,882,001. For the corresponding nine-month period ended February 28, 2001, a total of 302,680 shares (adjusted to reflect a stock split that occurred on July 9, 2001) were sold for total proceeds of $2,489,031.

As discussed in the Private Offering Memorandum, the Fund allows shareholders to redeem their shares in accordance with Rule 23c-3 of the Investment Company Act of 1940.

There were no redemptions of Fund shares during the 3-month or 9-month periods ended February 28, 2002. There were no redemptions in the year ago quarter or year-ago nine-month period ended February 28, 2001.

Item 3:

           Quantitative and Qualitative Disclosures About Market Risk

A full discussion of the risks associated with ownership of Fund shares appears in the Fund's Private Offering Memorandum. The Fund's market risks may be summarized as follows:

Credit Risk. All investments made by the Fund must be in securities of Agency or
-----------
AAA credit quality. Fund investments will typically have one or more form of Agency or AAA credit enhancement. All credit risk of default will be borne by the credit enhancer.

Liquidity Risk. Securities purchased by the Fund will be privately placed debt
--------------
instruments. The market for resale of these securities may be limited. Furthermore, the Fund may pay a premium for securities with special CRA characteristics without any assurance that a comparable premium can be received upon sale of the security.

Interest Rate Risk. The Fund will generally invest in fixed rate investments
------------------
that have their market values directly affected by changes in prevailing interest rates. An increase in rates will generally reduce the value of Fund investments and a decline in interest rates will generally increase the value of those investments. There may be exceptions due to shifts in the yield curve, the performance of individual securities and other market factors.

The following is a summary of the Fund's portfolio holdings as of February 28, 2002:

                            ACCESS CAPITAL STRATEGIES
                         COMMUNITY INVESTMENT FUND, INC.

                             Schedule of Investments

                          February 28, 2002 (Unaudited)

                                                                                                Par                   Market
                                                                                               Value                  Value
                                                                                        -------------------     ------------------
MORTGAGE-BACKED SECURITIES (114.9%):

     Federal National Mortgage Association (FNMA) (84.1%):

          15 Year Fixed Rate Single Family Mortgage-Backed Securities

              5.50%, 3/1/16                                                                 $  512,551             $  519,565
              6.00%, 4/1/14                                                                    439,850                452,905
              6.50%, 6/1/14 - 12/1/14                                                          543,559                567,668
              7.00%, 1/1/15                                                                    742,618                779,658


          30 Year Fixed Rate Single Family Mortgage-Backed Securities

              5.00%, 3/1/29 - 2/1/32                                                         5,509,896              5,214,141
              5.50%, 1/1/29                                                                  1,458,553              1,428,272
              6.00%, 7/1/29 - 1/1/32 (a)                                                    14,967,147             15,001,030
              6.48%, 2/1/32                                                                    725,000                728,414
              6.50%, 5/1/17 - 1/1/32 (a)                                                    71,625,518             73,268,936
              6.61%, 2/1/20                                                                  1,112,000              1,146,141
              6.70%, 6/1/19                                                                    671,646                688,614
              7.00%, 5/1/29 - 3/1/31                                                        15,015,118             15,585,330
              7.25%, 12/1/29                                                                    81,716                 85,425
              7.50%, 7/1/29 - 2/1/31                                                        15,167,994             15,932,089
              7.90%, 1/1/18                                                                  2,162,911              2,528,380
              8.00%, 2/1/30 - 4/1/30                                                         1,945,599              2,066,512
                                                                                                            -----------------

                          Total single family mortgage-backed securities                                          135,993,080
                                                                                                            =================

          Multi-Family Mortgage-Backed Securities

              6.53%, 6/1/16                                                                    271,655                286,481
              7.12%, 9/1/10                                                                  7,900,649              8,700,927
              7.42%, 10/1/18                                                                 1,978,888              2,104,615
              7.58%, 5/1/18                                                                    626,534                716,542
              7.97%, 9/1/17                                                                    761,668                870,205
                                                                                                            -----------------

                          Total multi-family mortgage-backed securities                                            12,678,770
                                                                                                            =================

                          Total Federal National Mortgage Association securities                                  148,671,850
                                                                                                            =================

                           ACCESS CAPITAL STRATEGIES
                        COMMUNITY INVESTMENT FUND, INC.

                            Schedule of Investments

                         February 28, 2002 (Unaudited)


                                                                                          Par                   Market
                                                                                         Value                  Value
                                                                                  -----------------      -----------------


     Federal Home Loan Mortgage Corporation (29.0%):

          30 Year Fixed Rate Single Family Mortgage-Backed Securities

              5.50%, 9/1/29                                                            $  5,272,519           $  5,161,165
              6.00%, 3/1/31 - 1/1/32                                                      8,386,043              8,402,127
              6.50%, 6/1/29 - 1/1/32                                                     23,932,581             24,497,605
              7.00%, 10/1/29 - 4/1/31                                                     9,730,745             10,089,693
              7.50%, 12/1/29 - 3/1/30                                                     2,963,080              3,112,175
                                                                                                         -----------------

                          Total Federal Home Loan Mortgage Corporation
                               single family mortgage-backed securities                                         51,262,765
                                                                                                         =================

     GNMA Pool (1.8%):
          Multi-Family Mortgage-Backed Securities

              6.00%, 12/15/31                                                             1,136,654              1,141,348
              8.25%, 12/15/32                                                             1,797,309              1,961,681
                                                                                                         -----------------

                          Total GNMA Pool multi-family mortgage-backed
                          securities                                                                             3,103,029
                                                                                                         =================

                          Total mortgage-backed securities                                                     203,037,644
                                                                                                         =================

GUARANTEED NOTES (0.7%):

     Boston, MA, U.S. Government Guaranteed Notes

              6.85%, 8/1/07                                                               1,290,000              1,327,504
                                                                                                         -----------------

                          Total guaranteed notes                                                                 1,327,504
                                                                                                         =================


Total investments (cost $198,892,872)                                                                          204,365,148

Liabilities in excess of other assets (15.6%)                                                                 (27,584,769)
                                                                                                         -----------------

                          Net assets                                                                         $ 176,780,379
                                                                                                         =================

SECURITIES SOLD SHORT:














                                                                                                                Market
                                                                                       Par Value                Value
                                                                                 -----------------      -----------------
Mortgage-backed securities:

     FNMA, 6.00%                                                                        $ 7,000,000            $ 6,958,420
     FNMA, 6.50%                                                                         11,000,000             11,161,480
                                                                                                         -----------------

                          Total (proceeds $17,972,267)                                                        $ 18,119,900
                                                                                                         =================


(a) Includes a "to-be-announced" (TBA) transaction. The Fund has committed to purchasing securities for which all specific information is not available at this time.

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

                       Access Capital Strategies Community Investment Fund, Inc.

                                    /s/ Ronald A. Homer
                                    -------------------------------------------
                                    Ronald A. Homer
                                    Chairman of the Board of Directors

                                    /s/ Kevin J. Mulvaney
                                    -------------------------------------------
                                    Kevin J. Mulvaney
                                    Director

                                    /s/ Peter Blampied
                                    -------------------------------------------
                                    Peter Blampied
                                    Director

                                    /s/ Terry K. Glenn
                                    -------------------------------------------
                                    Terry K. Glenn
                                    Director

                                    -------------------------------------------
                                    Steven Swensrud
                                    Director

                                    -------------------------------------------
                                    Colyer Crum
                                    Director

                                    /s/ David F. Sand
                                    -------------------------------------------
                                    David F. Sand
                                    Chief Executive Officer, Principal Financial
                                    Officer, Principal Accounting Officer

Date April 15, 2002
                                       17