Form 10-K
period 2002-05-31
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2002-08-29
CIK 1040241

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

   /X/ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
         OF 1934 (FEE REQUIRED) For the fiscal year ended: May 31, 2002

                        Commission File Number: 817-00807

            Access Capital Strategies Community Investment Fund, Inc.
                         (Name of issuer in its charter)

                 MARYLAND                                  04-3369393
      State or other jurisdiction of                    (I.R.S. Employer
      Incorporation or organization)                 Identification Number)

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

                                      None

                  --------------------------------------------

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

            ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.
                          2002 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                     PART I

                                                                                    PAGE
                                                                                    ----
Item 1.  DESCRIPTION OF BUSINESS .................................................   3

Item 2.  PROPERTIES ..............................................................   4

Item 3.  LEGAL PROCEEDINGS .......................................................   4

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .....................   4

                                     PART II
                                                                                   PAGE
                                                                                   ----
Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS .....................................................   4

Item 6.  SELECTED FINANCIAL DATA .................................................   5

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS ...............................................   5

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..............  10

Item 8.  FINANCIAL STATEMENTS ....................................................  11

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE ................................................  26

                                    PART III
                                                                                    PAGE
                                                                                    ----
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT ..........................  27

Item 11. EXECUTIVE COMPENSATION ..................................................  28

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ..........  28

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..........................  29

                                     PART IV

                                                                                    PAGE
                                                                                    ----
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ....................  30

         SIGNATURES ..............................................................  32

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

Access Capital Strategies Community Investment Fund, Inc. (the "Fund") completed its organization and registration process in early 1998 and commenced operations on June 23, 1998. This filing is the Form 10-K Annual Report for the Fund for fiscal year 2002 covering the period from June 1, 2001 to May 31, 2002.

The Fund is a non-diversified closed-end management company electing status as a business development company under the Investment Company Act of 1940 (the "1940 Act").

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

As of May 31, 2002, the Federal National Mortgage Association ("Fannie Mae"), through its affiliate Fannie Mae American Communities Fund, held a 32% equity interest in Access. At May 31, 2002, the Fund held $152.8 million of Fannie Mae mortgage-backed securities, representing 82.7% of the Fund's net assets.

The Fund competes with a range of narrowly defined CRA qualified investments including a few funds that operate on a regional and national basis. However, to the knowledge of the Fund, there is no other CRA qualified fund in existence that offers exclusively the same AAA/Agency risk parameters as the Fund. The Fund competes most directly with brokers who sell AAA credit quality CRA qualified securities directly to banking institutions.

The Fund ended the fiscal year on May 31, 2002 with $184,883,819 in net assets and 18,139,657 shares of common stock ("Shares") owned by 50 Fund investors. The net asset value per Share as of May 31, 2002 was $10.19. The Fund's total return for the fiscal year ended May 31, 2002 was 8.88%.

More information on the Fund is contained in the Fund's Private Offering Memorandum, which is incorporated herein by reference, and the Fund's 2002 audited Annual Report.

ITEM 2:  PROPERTIES

None.
----

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
----

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information: There is no established public trading market for the Shares, which are the only class of equity securities authorized or issued by the Fund.

(b) Holders: At May 31, 2002, the Fund had 50 shareholders and 18,139,657 Shares outstanding compared to 26 shareholders and 12,253,180 Shares outstanding at May 31, 2001 (adjusted to reflect the 10,000 for 1 stock split that occurred on July 9, 2001).

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

Per Share income dividends (adjusted to reflect the 10,000 for 1 stock split that occurred on July 9, 2001) totaling $0.635 were paid in the fiscal year ended May 31, 2002, a decrease of $0.023 from the per Share income dividends paid in the fiscal year ended May 31, 2001. From inception of the Fund on June 23, 1998 through May 31, 2002, per Share income dividends (adjusted to reflect the 10,000 for 1 stock split that occurred on July 9, 2001) have been paid as follows:

        ---------------------------------------------------------------
                                                          Dividend
             Record Date         Payment Date            Per Share*
        ---------------------------------------------------------------
              30-Sep-98            19-Oct-98             $0.138971
        ---------------------------------------------------------------
              23-Dec-98            23-Dec-98             $0.127046
        ---------------------------------------------------------------
              31-Mar-99            13-Apr-99             $0.122790
        ---------------------------------------------------------------
              30-Jun-99             6-Jul-99             $0.132730
        ---------------------------------------------------------------
              30-Sep-99            15-Oct-99             $0.146410
        ---------------------------------------------------------------
              27-Dec-99            31-Dec-99             $0.155784
        ---------------------------------------------------------------
              31-Mar-00            17-Apr-00             $0.159326
        ---------------------------------------------------------------
             30-June-00            3-July-00             $0.163609
        ---------------------------------------------------------------
              30-Sep-00             3-Oct-00             $0.164180
        ---------------------------------------------------------------
              27-Dec-00            31-Dec-00             $0.166845
        ---------------------------------------------------------------

               --------------------------------------------------------------
                     31-Mar-01            5-Apr-01            $0.163802
               --------------------------------------------------------------
                    29-June-01            25-Jul-01           $0.158370
               --------------------------------------------------------------
                     28-Sep-01            25-Oct-01           $0.160542
               --------------------------------------------------------------
                     26-Dec-01            27-Dec-01           $0.158020
               --------------------------------------------------------------
                      1-Apr-02             3-Apr-02           $0.158371
               --------------------------------------------------------------
                * Adjusted to reflect the 10,000 for 1 stock split that occurred on July 9, 2001.

The Fund has not made any capital gains distributions since inception.

ITEM 6:  SELECTED FINANCIAL DATA

Selected Financial Data for the Fiscal Years ended May 31, 2002, May 31, 2001 and May 31, 2000 and for the period from June 23, 1998 (Commencement of Operations) to May 31, 1999:

-------------------------------------------------------------------------------------------------------------------------------
                                              Fiscal year       Fiscal year        Fiscal year       Period from June 23, 1998
                                                    ended             ended              ended                (Commencement of
                                             May 31, 2002      May 31, 2001       May 31, 2000     Operations) to May 31, 1999
-------------------------------------------------------------------------------------------------------------------------------
SEC Current Yield at end of                         6.40%             6.51%              7.14%                           5.46%
period
-------------------------------------------------------------------------------------------------------------------------------
Annualized ratio of net                             6.41%             6.63%              6.54%                           5.03%
investment income to average
net assets
-------------------------------------------------------------------------------------------------------------------------------
Total return                                        8.88%            12.12%              1.69%                           3.17%
-------------------------------------------------------------------------------------------------------------------------------
Dividends per share                          $  0.635303        $ 0.658436*        $ 0.594250*                     $ 0.388807*
-------------------------------------------------------------------------------------------------------------------------------
Net investment income                        $10,036,904        $4,192,371         $2,247,145                      $1,218,785
-------------------------------------------------------------------------------------------------------------------------------
Net realized loss on                         $  -523,813        $ -661,249         $ -215,414                      $  -74,875
investments
-------------------------------------------------------------------------------------------------------------------------------
Change in Unrealized Gain/Loss               $ 3,145,114        $2,736,703         $1,266,025                      $ -329,661
-------------------------------------------------------------------------------------------------------------------------------
Management Fees and                          $ 1,199,107        $  367,446         $  199,214                      $  140,514
Expenses**
-------------------------------------------------------------------------------------------------------------------------------

* Adjusted to reflect the 10,000 to 1 stock split that occurred on July 9, 2001.
** Management fees plus other expenses, excluding interest expense, before reimbursement.

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

Compliance

To qualify as a Regulated Investment Company under the Internal Revenue Code of 1986, the Fund must, among other things, satisfy a diversification standard under the Code such that, at the close of each quarter of the Fund's taxable year, (I) not more than 25% of the value of its total assets is invested in the securities (other than government securities or securities of other RICs) of a single issuer, or two or more issuers which the Fund controls (under a 20% test) and which are engaged in the same or similar trades or business or related trades or businesses, and (ii) at least 50% of the market value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (with each investment in such other securities limited so that not more than 5% of the value of the Fund's total assets is invested in the securities of a single issuer and the Fund does not own more than 10% of the outstanding voting securities of a single issuer).

Management believes the Fund was in compliance with the above requirements for the year ended May 31, 2002.

Fund Operations

Investment Activity

During the fiscal year ended May 31, 2002, the Fund purchased $102.2 million aggregate principal amount of CRA securities. In the prior fiscal year ended May 31, 2001, the Fund purchased $75.2 million aggregate principal amount of CRA securities.

During the fiscal year ended May 31, 2002, the Fund sold $0.6 million of securities (excluding securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities). Net realized losses on securities (including securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities) from June 1, 2001 to May 31, 2002 totaled $523,813. In the prior fiscal year ended May 31, 2001, the Fund sold $21.8 million aggregate principal amount of securities (excluding securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities). Realized losses on sales (including securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities) from June 1, 2000 to May 31, 2001 totaled $661,249.

Borrowings

The Fund is permitted to use leverage in its investment program, subject to certain restrictions set forth in its Private Offering Memorandum and the 1940 Act. For the year ended May 31, 2002, the Fund averaged $18.7 million in borrowings at an average rate of 2.42% compared to the year ended May 31, 2001 when the Fund averaged $6.5 million in borrowings at an average rate of 6.21%. In both periods, the total proceeds from borrowings were primarily used to support additional investments in the Fund's Designated Target Regions.

Net Assets at May 31, 2002

At May 31, 2002, the Fund's net assets were $184.9 million, or $10.19 per Share. At May 31, 2001, the Fund's net assets were $122.2 million, or $9.97 per Share (adjusted to reflect the 10,000 for 1 stock split that occurred on July 9, 2001).

The $62.7 million, or 51%, year-to-year increase in net assets was primarily due to the issuance of new Shares in the aggregate amount of $59.8 million during the fiscal year ended May 31, 2002.

The Fund's primary investments are listed on the Schedule of Investments included with this report.

Investment Income

The Fund had investment income net of all fees and expenses (as discussed below) of $10.0 million for the fiscal year ended May 31, 2002. In the prior fiscal year, net investment income was $4.2 million. This $5.8 million, or 138%, increase resulted primarily from the Fund's increase in average invested assets.

Management Fees and Expenses

Access receives from the Fund an annual management fee, paid quarterly, of fifty basis points (0.50%) of the Fund's average monthly gross assets less accrued liabilities, other than indebtedness for borrowing. MLIM receives from Access an annual sub-management fee, paid quarterly, of twenty-five basis points (0.25%) of the Fund's average monthly gross assets less accrued liabilities, other than indebtedness for borrowings (or if greater, 50% of the management fee payable to Access under the Management Agreement).

The Fund is also charged up to six basis points (0.06%) of the Fund's total assets, including assets purchased with borrowed funds, for custody and portfolio accounting services and operating expenses. To the extent such expenses exceed six basis points (0.06%) of the Fund's total assets, they will be borne by Access and MLIM.

The combined organizational and offering expenses of the Fund incurred in connection with its launch were $78,508. Access agreed to pay these expenses and be reimbursed by the Fund during the offering period. Beginning with the first closing and continuing until the final closing of Shares, the Fund has been and will continue to be charged an annual fee of two basis points (0.02%) of the Fund's total assets, including assets purchased with borrowed funds, paid quarterly, to reimburse Access up to the amount of combined organizational and offering expenses. As of May 31, 2002, $55,710 of the $78,508 in organization and offering expenses had been reimbursed by the Fund, including $31,325 in 2002. To the extent that Access is not fully reimbursed for these expenses, they will continue to be borne by Access.

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

For the fiscal year ended May 31, 2002, the management fee paid by the Fund was $884,174 and the reimbursement of operating expenses was $189,788. For the prior fiscal year, the management fee was $316,763 and the expense reimbursement $50,683. These increases were primarily due to increases in the net assets of the Fund. In addition, for the fiscal year ended May 31, 2002, consistent with the Fund's Management Agreement with Access and the Fund's Private Offering Memorandum, the annual management fee paid to Access (and the corresponding sub-management fee paid by Access to MLIM) was determined based on Fund's average monthly gross assets, less accrued liabilities other than indebtedness for borrowings. In prior fiscal years, indebtedness for borrowings had been subtracted from the Fund's average monthly gross assets in calculating of management fees that were paid to Access during such fiscal years.

Yield

For the year ended May 31, 2002 the ratio of net investment income to average net assets was 6.41% compared to 6.63% in the year ago period. At May 31, 2002, the SEC current yield was 6.40% compared with an SEC current yield of 6.51% at May 31, 2001.

Realized Gain/Loss

For the year ended May 31, 2002, the realized loss was $523,813 compared to the realized loss of $661,249 for the year ago period.

Dividends Paid

During the fiscal year ended May 31, 2002, the Fund distributed dividends of $0.64 per Share compared to $0.66 per Share (adjusted to reflect the 10,000 for 1 stock split that occurred on July 9, 2001) for the fiscal year ended May 31, 2001.

Total Return

For the fiscal year ended May 31, 2002, the Fund's total return was 8.88% compared to 12.12% for the fiscal year ended May 31, 2001. The decrease in total return turn was primarily due to a lower level of interest rates during the fiscal year ended May 31, 2002.

Fund Designated Target Regions at May 31, 2002

The Fund's Designated Target Regions ("DTR") are provided by Fund shareholders at the time of investment. At May 31, 2002, DTRs (based up investor commitments at the time of investment) were:

     -----------------------------------------------------------------
                   DTRs                               AMOUNT
                   ----                               ------
     -----------------------------------------------------------------
     AL/FL/GA/LA/MA
                                                          $ 5,000,000
     -----------------------------------------------------------------
     Boston & Cambridge, MA                                   500,000
     -----------------------------------------------------------------
     California                                            10,095,810
     -----------------------------------------------------------------
     Connecticut                                            1,023,664
     -----------------------------------------------------------------
     CA/TX/AZ/NV/NYC                                        8,000,000
     -----------------------------------------------------------------
     Florida                                                  500,000
     -----------------------------------------------------------------
     Illinois                                                 500,000
     -----------------------------------------------------------------
     Texas/Louisiana                                        5,000,000
     -----------------------------------------------------------------
     Massachusetts                                         24,666,598
     -----------------------------------------------------------------
     MA/NH/CT                                               1,000,000
     -----------------------------------------------------------------
     MA/NH                                                  1,000,000
     -----------------------------------------------------------------
     MA/PA/NJ/CT/RI                                        10,000,000
     -----------------------------------------------------------------
     New England                                           17,123,838
     -----------------------------------------------------------------
     NY/DC                                                 10,000,000
     -----------------------------------------------------------------
     NY/NJ/TX/FL/CA/MD/DE                                  10,000,000
     -----------------------------------------------------------------
     New Jersey                                             2,000,000
     -----------------------------------------------------------------
     New Mexico/Nevada                                      6,000,000
     -----------------------------------------------------------------
     Oregon                                                   500,000
     -----------------------------------------------------------------

     ------------------------------------------------------------------
     PA/CA/DC/VA                                               650,000
     ------------------------------------------------------------------
     South Carolina                                            500,000
     ------------------------------------------------------------------
     South Dakota                                            1,693,225
     ------------------------------------------------------------------
     Texas                                                   9,156,049
     ------------------------------------------------------------------
     Utah/NJ
                                                            53,249,380
    ------------------------------------------------------------------
     Washington                                              1,000,000
     ------------------------------------------------------------------
     Washington/Oregon                                       2,000,000
     ------------------------------------------------------------------
     TOTAL
                                                          $181,158,564
     ------------------------------------------------------------------


Fund Impact per the Community Reinvestment Act

The Fund invests in securities that support community development economic activity as defined in the CRA.

As of May 31, 2002, the Fund's investments had outstanding loans to 2,653 single-family homebuyers with incomes below 80% of median income from the following states in the following numbers:

Alabama                                         25
Arizona                                          6
California                                     105
Connecticut                                     91
Delaware                                        12
Florida                                         50
Georgia                                          8
Illinois                                        12
Louisiana                                       26
Maryland                                        73
Massachusetts                                  806
Mississippi                                      1
Nevada                                          26
New Hampshire                                    5
New Jersey                                     417
New Mexico                                      35
New York                                        72
Oregon                                           6
Pennsylvania                                   132
Rhode Island                                    90
South Carolina                                  10
South Dakota                                    16
Texas                                          304
Utah                                           254
Virginia                                         9
Washington                                      12
Washington, D.C.                                50
                                              ----
                                             2,653

As of May 31, 2002, the Fund's investments had outstanding loans to sponsors of 1,324 multi-family and 14 community based non-profit affordable housing rental units in Low Income Housing Tax Credit or HUD insured subsidized properties from the following states in the following amounts.

         Multi-Family                              Community Based
         ------------                              ---------------

California                 222              Rhode Island              14
Louisiana                  144
Massachusetts              504
New York                   157
Texas                      166
Utah                        70

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A full discussion of the risks associated with ownership of Fund Shares appears in the Fund's Private Offering Memorandum. The Fund's market risks may be summarized as follows:

Credit Risk. All investments made by the Fund must be in securities of a U.S. Government Agency or AAA credit quality. Fund investments will typically have one or more forms of credit enhancement.

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

A summary of the Fund's portfolio holdings as of May 31, 2002 is contained in the Schedule of Investments included in Item 8 of this report.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Access Capital Strategies Community Investment Fund, Inc.

Annual Report

May 31, 2002











This report is not authorized for use as an offer of sale or a solicitation of an offer to buy shares of the Fund unless accompanied or preceded by the Fund's current Program Description and Participation Agreement. Past performance results shown in this report should not be considered a representation of future performance. Investment return and principal value of shares will fluctuate so that shares, when redeemed, may be worth more or less than their original cost. Statements and other information herein are as dated and are subject to change.

                          INDEPENDENT AUDITORS REPORT


The Board of Directors and Shareholders,
Access Capital Strategies Community Investment Fund, Inc.:

         We have audited the accompanying statements of assets and liabilities, including the schedule of investments, of Access Capital Strategies Community Investment Fund, Inc. as of May 31, 2002, the related statements of operations, changes in net assets, and cash flows and the financial highlights for the year then ended. These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and the financial highlights based on our audit. The financial statements of Access Capital Strategies Investment Fund, Inc. for the year ended May 31, 2001 were audited by other auditors whose report, dated July 23, 2001, expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at May 31, 2002 by correspondence with the custodian and brokers; where replies were not received from brokers, we performed other auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, such financial statements and financial highlights present fairly, in all material respects, the financial position of Access Capital Strategies Community Investment Fund, Inc. as of May 31, 2002, the results of its operations, the changes in its net assets, its cash flows and the financial highlights for the year ended May 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
New York, New York
July 19, 2002

                            ACCESS CAPITAL STRAGEGIES
                         COMMUNITY INVESTMENT FUND, INC.

                             Schedule of Investments
                                  May 31, 2002

                                                                                    Market
                                                                  Par value          value
                                                                -------------- --------------
MORTGAGE-BACKED SECURITIES (113.2%):

     Federal National Mortgage Association (FNMA) (82.7%):

       15 Year Fixed Rate Single Family Mortgage-Backed Securities
         5.50%, 3/1/16                                         $  505,291      $    511,988
         6.00%, 4/1/14                                            432,584           445,803
         6.50%, 6/1/14 - 12/1/14                                  525,815           548,890
         7.00%, 1/1/15                                            660,329           696,029

       30 Year Fixed Rate Single Family Mortgage-Backed Securities
         5.00%, 3/1/29 - 2/1/32                                 5,488,533         5,167,305
         5.50%, 1/1/29                                          1,451,537         1,415,309
         6.00%, 7/1/29 - 5/1/32                                16,828,706        16,798,734
         6.48%, 3/1/32                                            724,072           743,812
         6.50%, 5/1/17 - 6/1/32                                78,720,516        80,374,059
         6.61%, 3/1/20                                          1,110,361         1,141,065
         6.70%, 6/1/19                                            670,339           692,068
         7.00%, 5/1/29 - 3/1/31                                12,408,445        12,885,080
         7.25%, 12/1/29                                            81,510            85,375
         7.50%, 7/1/29 - 2/1/31                                13,509,480        14,200,829
         7.90%, 1/1/18                                          2,158,259         2,520,021
         8.00%, 2/1/30 - 4/1/30                                 1,804,497         1,923,376
                                                                               -------------

                  Total single family mortgage-backed securities                140,149,743
                                                                               -------------

       Multi-Family Mortgage-Backed Securities
         6.53%, 6/1/16                                            270,875           285,628
         7.12%, 9/1/10                                          7,881,947         8,669,111
         7.42%, 10/1/18                                         1,974,663         2,131,505
         7.58%, 5/1/18                                            625,218           714,444
         7.97%, 9/1/17                                            758,961           866,198
                                                                               -------------

                            Total multi-family mortgage-backed securities        12,666,886
                                                                               -------------

                  Total Federal National Mortgage Association securities        152,816,629
                                                                               -------------

     Federal Home Loan Mortgage Corporation (28.8%):

       30 Year Fixed Rate Single Family Mortgage-Backed Securities

         5.50%, 9/1/29                                          5,107,221         4,970,876
         6.00%, 3/1/31 - 4/1/32                                 9,303,049         9,275,440
         6.50%, 6/1/29 - 4/1/32                                26,059,372        26,624,001
         7.00%, 10/1/29 - 4/1/31                                9,248,785         9,598,830
         7.50%, 12/1/29 - 3/1/30                                2,712,789         2,850,439
                                                                               -------------

                  Total Federal Home Loan Mortgage Corporation single
                  family mortgage-backed securities                              53,319,586
                                                                               -------------

     GNMA Pool (1.7%):

         Multi-Family Mortgage-Backed Securities
             6.00%, 12/15/31                                      $ 1,132,718     $   1,130,724
             8.25%, 12/15/32                                        1,767,149         1,952,774
                                                                                  --------------

                      Total GNMA Pool multi-family mortgage-backed
                          securities                                                  3,083,498
                                                                                  --------------

                      Total mortgage-backed securities                              209,219,713
                                                                                  --------------

    GUARANTEED NOTES (0.7%):

         Boston, MA, U.S. Government Guaranteed Notes
             6.85%, 8/1/07                                          1,290,000         1,320,325
                                                                                  --------------

                      Total guaranteed notes                                          1,320,325
                                                                                  --------------

------------------------------------------------------------------------------------------------

    Total investments (cost $205,524,832) - 113.9%                                $ 210,540,038

    Variation margin on financial futures contracts* - 0.0%                              18,094

    Liabilities in excess of other assets - (13.9%)                                 (25,674,313)
                                                                                  --------------

                                Net assets - 100%                                 $ 184,883,819
                                                                                  --------------

------------------------------------------------------------------------------------------------

                  SECURITIES SOLD SHORT:
                                                                                      Market
    Mortgage-backed securities:                                    Par value          value
                                                                  -----------     --------------

         FNMA, 6.50%                                              $21,000,000     $  21,315,000
                                                                                  --------------

                                   Total (proceeds $21,094,066)                   $  21,315,000
                                                                                  --------------

    See Notes to Financial Statements.

All Fund activities occur in U.S. dollars.

            Access Capital Strategies Community Investment Fund, Inc.


             STATEMENT OF ASSETS AND LIABILITIES AS OF MAY 31, 2002


Assets:
Investments, at value (identified cost - $205,524,832)                     $  210,540,038
Cash                                                                              560,043
Deposits with broker                                                           21,094,066
Receivables:
  Securities sold                                         $   4,988,156
  Interest                                                    1,215,148
  Variation Margin                                               18,094         6,221,398
                                                          -------------
Prepaid expenses and other assets                                                 278,375
                                                                           --------------
Total assets                                                                  238,693,920
                                                                           --------------

Liabilities:
Securities sold short (proceeds received - $21,094,066)                        21,315,000
Payables:
  Reverse repurchase agreements (including accrued
  interest of $34,812)                                       25,234,812
  Securities purchased                                        6,981,698
  Investment advisor                                            184,928        32,401,438
                                                          -------------
Accrued expenses and other liabilities                                             93,663
                                                                           --------------
Total liabilities                                                              53,810,101
                                                                           --------------

Net Assets                                                                 $  184,883,819
                                                                           ==============

Net Assets Consist of:
Paid-in capital                                                               181,128,349
Undistributed investment income - net                     $     944,689
Accumulated realized capital losses on investments-net       (1,475,351)
Unrealized appreciation on investments-net                    4,286,132
                                                          -------------
Total accumulated earnings-net                                                  3,755,470
                                                                           --------------
Net Assets                                                                 $  184,883,819
                                                                           ==============
Net Asset Value Per Share                                                  $        10.19
                                                                           ==============

Shares issued and outstanding                                                  18,139,657

See Notes to Financial Statements.

           Access Capitol Strategies Community Investment Fund, Inc.


STATEMENT OF OPERATIONS

                                                                                                Year Ended
                                                                                               May 31, 2002
Investment      Interest                                                                       $ 11,501,807
Income:

Expenses:       Management fees                                                 $    884,174
                Interest expense                                                     455,584
                Professional fees                                                     97,106
                Accounting Services                                                   75,740
                Organizational fee reimbursement                                      31,325
                Director's fees and expenses                                          30,000
                Transfer agent fees                                                   24,012
                Custodian fees                                                        12,963
                Pricing fees                                                          11,491
                Other                                                                 32,296
                                                                                ------------
                Total expenses before reimbursement                                1,654,691
                Reimbursement of expenses                                           (189,788)
                                                                                ------------
                Total expenses before reimbursement                                               1,464,903
                                                                                               ------------
                Investment income-net                                                            10,036,904
                                                                                               ------------

Realized &      Realized loss on investments-net                                                   (523,813)
Unrealized      Change in unrealized appreciation on
Gain (Loss) on  Investments-net                                                                   3,145,114
                                                                                               ------------
Investments:    Total realized and unrealized gain on investments-net                             2,621,301
                                                                                               ------------
                Net Increase in Net Assets Resulting
                from Operations                                                                $ 12,658,205
                                                                                               ============

                See Notes to Financial Statements.

            Access Capital Strategies Community Investment Fund, Inc.

STATEMENTS OF CHANGES IN NET ASSETS

                                                                                          Year Ended
                                                                                            May 31,
                                                                                 ----------------------------
                Increase (Decrease) in Net Assets:                                   2002            2001
Operations:     Investment income-net                                            $ 10,036,904    $  4,192,371
                Realized loss on investments-net                                     (523,813)       (661,249)
                Change in unrealized appreciation on investments-net                3,145,114       2,736,703
                                                                                 ------------    ------------
                Net increase in net assets resulting from operations               12,658,205       6,267,825
                                                                                 ------------    ------------

Dividends to    Dividends to shareholders from investment income-net               (9,746,762)     (3,957,576)
Shareholders:                                                                    ------------    ------------

Capital Share   Change in net assets resulting from capital share transactions     59,784,704      69,999,999
Transactions:                                                                    ------------    ------------

Net Assets:     Increase in net assets                                             62,696,147      72,310,248
                Beginning of year                                                 122,187,672      49,877,424
                                                                                 ------------    ------------
                End of year*                                                     $184,883,819    $122,187,672
                                                                                 ============    ============

              * Undistributed investment income-net                              $    944,689    $    623,222
                                                                                 ============    ============


                See Notes to Financial Statements.

            Access Capital Strategies Community Investment Fund, Inc.

STATEMENT OF CASH FLOWS

               Year Ended May 31, 2002
Cash Provided  Net increase in net assets resulting from operations                        $    12,658,205
by Operating   Adjustments to reconcile net increase in net assets
Activities     resulting from operations to net cash provided by operating activities:
                 Increase in receivables                                                       (13,000,185)
                 Increase in other assets                                                         (278,375)
                 Increase in other liabilities                                                  12,986,696
                 Realized and unrealized gain on investments-net                                (2,621,301)
                 Amortization of premium and discount                                             (164,789)
                 Unrealized depreciation on financial futures contracts - net                     (508,140)
                 Change in unrealized depreciation on short sales - net                           (234,239)
                 Realized gains on short sales - net                                                 6,012

                                                                                          -----------------
               Net cash provided by operating activities                                         8,843,884
                                                                                          -----------------

Cash Used      Proceeds from paydowns and sales of long-term investments                        27,745,526
for Investing  Purchases of long-term investments                                             (103,348,825)
Activities     Purchases of short-term investments-net                                             277,970
                                                                                          -----------------
               Net cash used for investing activities                                          (75,325,329)
                                                                                          -----------------

Cash Provided  Cash receipts from issuance of common stock                                      55,878,654
by Financing   Cash receipts from borrowings                                                    77,100,000
Activities:    Cash payments on borrowings                                                     (60,100,000)
               Dividends paid to shareholders                                                   (5,840,712)
                                                                                           ----------------
               Net cash provided by financing activities                                        67,037,942)
                                                                                           ----------------

Cash:          Net increase in cash                                                                556,497
               Cash at beginning of year                                                             3,546
                                                                                           ----------------
               Cash at end of year                                                         $       560,043
                                                                                           ================

Cash Flow
Information:   Cash paid for interest                                                      $       447,485
                                                                                           ================

Non-Cash
Financing      Capital shares issued in reinvestment of dividends paid to
Activities:      shareholders                                                              $     3,906,050
                                                                                           ================

               See Notes to Financial Statements.

            Access Capital Strategies Community Investment Fund, Inc.

FINANCIAL HIGHLIGHTS

          The following per share data and ratios have been derived from information provided in the financial statements.

                                                                                                                       Period**
                                                                                            Year Ended May 31,      June 23, 1998+
                                                                                    ------------------------------
                   Increase (Decrease) in Net Asset Value:                              2002      2001      2000    to May 31, 1999
Per Share          Net asset value, beginning of period                             $   9.97   $   9.50    $  9.93      $  10.00
                                                                                    ---------  ---------   --------     ---------
Operating            Investment income-net                                                 -        .63        .58           .48
Performance: ##      Realized and unrealised gain(loss) on investments-net                 -        .50       (.42)         (.16)
                                                                                    ---------  ---------   --------     ---------
                   Total from investment operations                                        -       1.13        .16            32
                                                                                    ---------  ---------   --------     ---------
                   Less dividends from investment income-net                            (.64)      (.66)      (.59)         (.39)
                                                                                    ---------  ---------   --------     ---------
                   Net asset value, end of period                                   $   9.33   $   9.97    $  9.50      $   9.93
                                                                                    =========  =========   ========     =========

Total Investment   Based on net asset value per share                                   8.88%     12.12%      1.60%         3.17%#
                                                                                    =========  =========   ========     =========
Return:**
Ratios to          Expenses, net of reimbursement and excluding interest expense         .64%       .58%       .58%          .58%*
                                                                                    =========  =========   ========     =========
Average Net        Expenses, excluding interest expense                                  .77%       .58%       .58%          .58%*
                                                                                    =========  =========   ========     =========
Assets:++          Expenses                                                             1.06%      1.23%       .82%          .58%*
                                                                                    =========  =========   ========     =========
                   Investment income-net                                                6.41%      6.63%      6.54%         5.03%*
                                                                                    =========  =========   ========     =========

Ratio to           Expenses, net of reimbursement and excluding interest expense         .58%         -          -             -
                                                                                    =========  =========   ========     =========
Average Net        Expenses, excluding interest expense                                  .68%         -          -             -
                                                                                    =========  =========   ========     =========
Assets, Including  Expenses                                                              .94%         -          -             -
                                                                                    =========  =========   ========     =========
Borrowing:++       Investment income-net                                                5.73%         -          -             -
                                                                                    =========  =========   ========     =========

Supplemental       Net assets, end of period (in thousands)                         $184,884   $122,188    $49,877      $ 25,443
                                                                                    =========  =========   ========     =========
Data:              Portfolio turnover                                                     20%        25%        57%           29%
                                                                                    =========  =========   ========     =========

                 * Annualized
                ** Total investment returns exclude the effects of sales
                   charges.
                 # Aggregate total investment return.
                ## Per share operating performance figures have been adjusted to reflect a 10,000 for 1 stock split that occurred on July 9, 2001.
                 + Commencement of operations.
                ++ Prior to fiscal 2002, Access paid the Fund's operating
                   expenses and received six basis points for reimbursement and the amounts paid by Access in excess of reimbursement were disclosed in the notes to the financial statements. Commencing in fiscal 2002, the Fund's operating expenses are being recorded by the Fund and the Fund is being reimbursed by Access and MLIM for operating expenses in excess of six basis points.
                   See Notes to Financial Statements.

                            ACCESS CAPITAL STRATEGIES
                         COMMUNITY INVESTMENT FUND, INC.

                          Notes to Financial Statements

                                  May 31, 2002

(1) Organization
Access Capital Strategies Community Investment Fund, Inc. (the "Fund"), a Maryland Corporation, is organized as a non-diversified closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. The Fund commenced operations on June 23, 1998.

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

(2) Significant Accounting Policies
The following is a summary of significant accounting policies consistently followed by the Fund in the preparation of the financial statements. The policies are in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that effect amounts reported therein. Although actual results could differ from these estimates, any such differences are expected to be immaterial to the net assets of the Fund.

(a) Valuation of Securities
Portfolio securities, the principal market for which is not a securities exchange and for which bid and ask prices are not available but for which the Custodian can obtain a price from an independent pricing agent for a comparable security without Community Reinvestment Act characteristics shall be valued at the price obtained from the independent pricing agent by the Custodian plus a markup of 1/2 of 1% at May 31, 2002 determined under the supervision of the Board of Directors of the Fund. Portfolio securities, the principal market for which is not a securities exchange and for which the Custodian cannot obtain a price from an independent pricing agent shall be valued by the Custodian by using a pricing matrix designed to maintain fair value of that security as provided by the Adviser. Financial futures contracts are stated at market value. All other assets and securities including securities for which market quotations are not readily available are valued at their fair value as determined in good faith under the general supervision of the Board of Directors of the Fund.

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

The Fund will only enter into repurchase agreements with banks and other recognized financial institutions such as broker/dealers which are deemed by the Fund's advisor or sub-advisor to be creditworthy pursuant to guidelines established by the Directors. Risk may arise from potential inability of counterparties to honor the terms of the repurchase agreement. Accordingly, the Fund could receive less than the repurchase price on the sale of the collateral securities.

(c) Reverse Repurchase Agreements
To obtain short-term financing, the Fund may enter into reverse repurchase agreements with banks and other recognized financial institutions such as broker/dealers which are deemed by the Fund's advisor or sub-advisor to be creditworthy pursuant to the guidelines established by the Directors. Interest on the value of the reverse repurchase agreements is based upon competitive market rates at the time of issuance. At the time the Fund enters into a reverse repurchase agreement, it will establish and maintain a segregated account with the custodian containing qualifying assets having a value not less than the repurchase price, including accrued interest. If the counterparty to the transaction is rendered insolvent, the ultimate realization of the securities to be repurchased by the Fund may be delayed or limited.

(d) Derivatives
The Fund may use derivative instruments, including futures, forwards, options, indexed securities and inverse securities for hedging purposes only. Derivatives allow the Fund to increase or decrease its risk exposure more quickly and efficiently than other types of instruments.

..    Financial futures contracts - The Fund may purchase or sell financial futures contracts and options on such futures contracts for the purpose of hedging the market risk on existing securities or the intended purchase of securities. Futures contracts are contracts for delayed delivery of securities at a specific future date and at a specific price or yield. Upon entering into a contract, the Fund deposits and maintains as collateral such initial margin as required by the exchange on which the transaction is effected. Pursuant to the contract, the Fund agrees to receive from or pay to the broker an amount of cash equal to the daily fluctuation in value of the contract. Such receipts or payments are known as variation margin and are recorded by the Fund as unrealized gains or losses. When the contract is closed, the Fund records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.

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

For federal income tax purposes at May 31, 2002, the cost of investments is $205,720,926 and the appreciation and depreciation on investments and securities sold short are $5,420,528 and $601,416, respectively.

(g) Federal Income Taxes
No provision for federal income or excise taxes is required since the Fund intends to continue to qualify as a regulated investment company and distribute all of its taxable income to its shareholders.

(h) Distributions to Shareholders
The Fund declares and distributes dividends quarterly from net investment income and annually from net realized capital gains, if any, after offsetting capital-loss carryovers.

(i) Reclassification of Capital Accounts
Accounting principles generally accepted in the United States of America require that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. Accordingly, the current year's permanent book/tax differences of $31,325 have been reclassified between paid-in capital in excess of par and undistributed net investment income. These reclassifications have no effect on net assets or net asset value per share.

(3) Securities Sold Short
The Fund maintains securities sold short that are shown as a liability in the accompanying statements of assets and liabilities and are for hedging purposes only. To settle this liability, the Fund would be required to purchase the previously shorted securities at the prevailing market price. Securities are sold short against purchases made prior to receiving a capital call. Upon receiving the capital call the short security is repurchased at the prevailing market price. These short sales may involve a level of risk in excess of the liability recognized in the accompanying statements of assets and liabilities. The extent of such risk cannot be quantified.

(4) Investment Management Agreement and Other Transactions with Affiliates Access Capital Strategies LLC ("Access") serves as the Fund's Investment Manager. Access is a registered investment adviser under the Investment Advisers Act of 1940. As of May 31, 2002, the Federal National Mortgage Association ("Fannie Mae") through its affiliate, the FannieMae American Communities Fund, holds 32% equity interest in Access. At May 31, 2002, the Fund held $152,816,629 in Fannie Mae mortgage-backed securities representing 82.7% of the Fund's net assets.

Access is paid an annual management fee, paid quarterly, of fifty basis points (0.50%) of the Fund's average monthly gross assets less accrued liabilities, other than indebtedness for borrowing. Prior to June 1, 2001, Access was paid an annual management fee of .50% of the Fund's monthly net assets. On March 1, 2001, Access entered into a sub-management agreement (the "Sub-Management Agreement") with Merrill Lynch Investment Managers, L.P. ("MLIM"). Under the Sub-Management Agreement, MLIM has assumed certain investment and administrative duties of Access and for such services MLIM receives from Access an annual sub-management fee paid quarterly at an annual rate of twenty-five basis points (0.25%) of the Fund's average gross monthly assets, less accrued liabilities other than indebtedness for borrowings. For the year ended May 31, 2002, MLIM received $493,957 from Access. As of May 31, 2002, 29.3% of the Fund's outstanding shares are owned by Merrill Lynch Community Development Corp., an affiliate of MLIM.

Upon launch of the Fund, Access agreed to pay all organization and offering costs of the Fund. In turn, the Fund is charged two basis points (0.02%) of the Fund's average monthly net assets, paid quarterly, to reimburse Access up to the amount of combined organizational and offering expenses. Since inception, Access has incurred $78,508 in organizational and offering costs, $55,710 of which has been reimbursed by the Fund, including $31,325 in 2002. In the event the management agreement between Access and the Fund is terminated, the Fund will have no obligation to continue to pay Access for non-reimbursed organization and offering costs.

The Fund is also charged at an annual rate of up to six basis points (0.06%) of the Fund's monthly net assets for custody, fund accounting services and other operating expenses. To the extent such expenses exceed six basis points (0.06%) of the Fund's total assets, they will be reimbursed by Access and MLIM. Cumulative reimbursements of operating expenses by Access and MLIM through May 31, 2002 are $689,580, of which $36,578 has been repaid by the Fund. To the extent that the Fund's operating expenses in a given fiscal year are less than ..06% of the Fund's average monthly net assets, the Fund will repay Access and MLIM for operating expenses previously borne or reimbursed by Access and MLIM.

For certain issues purchased by the Fund, the issuer may pay a 100 basis point (1%) structuring fee to the Fund. In the event that the Fund receives a structuring fee from an issuer, Access charges the Fund an investment structuring fee equal to 100 basis points (1%). For the year ended May 31, 2002, the Fund received $0 in structuring fees from issuers and accordingly, the Fund paid Access $0 in structuring fees.

Access maintains a shareholder account for each investor in the Fund. Investors making a commitment to the Fund pay Access a one-time commitment fee of 25 basis points (0.25%) of the commitment. During the year ended May 31, 2002, Access received $170,500 in commitment fees, of which $76,250 was paid to FAM Distributors, Inc., an affiliate of MLIM.

(5) Capital Share Transactions
The Fund has authorized 100,000,000 (adjusted to reflect a 10,000 for 1 stock split that occurred on July 9, 2001) shares of $.0000001 par value common stock. Shares issued and outstanding during the year ended May 31, 2002 increased by 13,281,102 as a result of a stock split, 4,547,425 as a result of shares sold and 309,905 as a result of dividend reinvestment and during the year ended May 31, 2001 increased by 700 as a result of shares sold. At May 31, 2002, there were 18,139,657 shares outstanding.

Investors withdrawing from the Fund receive the then current net asset value and the total redemption proceeds are subject to 1% withdrawal fee. During the year ended May 31, 2002, no withdrawals were made. Access charges withdrawal fees if investors withdraw from the Fund within three years. After three years of investment, no withdrawal fees are charged.

(6) Distributions to Shareholders
The tax character of distributions paid during the fiscal years ended May 31, 2002 and May 31, 2001 was as follows:

                                           5/31/2002             5/31/2001
                                           ---------             ---------
Distributions paid from:
         Ordinary income                   $9,746,762            $3,957,576
                                           ----------            ----------

Total taxable distributions                 $9,746,762              $3,957,576
                                            ==========              ==========



As of May 31, 2002, the components of accumulated earnings on a tax basis were as follows:
         Undistributed ordinary income - net              $   944,689
         Undistributed long-term capital gains - net               --
                                                          -----------
         Total undistributed earnings - net                   944,689
         Capital loss carryforward                         (1,109,167) *
         Unrealized gains - net                             3,919,948**
                                                          -----------
         Total accumulated earnings - net                 $ 3,755,470
                                                          ===========

*On May 31, 2002, the Fund had a net capital loss carryforward of $1,109,167, of which $16,310 expires in 2007, $137,249 expires in 2008, $644,962 expires in
2009 and $310,646 expires in 2010. This amount will be available to offset like amounts of any future taxable gains.

**The difference between book-basis and tax-basis net unrealized gains is attributable primarily to the tax deferral of losses on wash sales, the tax deferral of losses on straddles, the realization for tax purposes of unrealized gains (losses) on certain futures contracts and the deferral of post-October capital losses for tax purposes.

(7) Securities Transactions
Purchases, sales and paydowns of investment securities (excluding purchases, sales and maturities of short-term securities) were as follows for the year ended May 31, 2002:

--------------------------------------------------------------------------------------
Purchases                        Sales                          Paydowns
---------                        -----                          --------
--------------------------------------------------------------------------------------
$102,194,115                     $599,063                       $32,134,619
--------------------------------------------------------------------------------------

The Fund had the following reverse repurchase agreements outstanding at May 31, 2002:

----------------------------------------------------------------------------------------------------------
Repurchase amount           Counterparty                       Interest rate        Maturity date
-----------------           ------------                       -------------        -------------
----------------------------------------------------------------------------------------------------------
$       8,100,000           Credit Suisse First Boston         1.84%                6/17/02
----------------------------------------------------------------------------------------------------------
       17,100,000           Credit Suisse First Boston         1.85%                6/17/02
----------------------------------------------------------------------------------------------------------

The average daily balance, weighted average interest rate and maximum amount outstanding under these agreements for the year ended May 31, 2002 were as follows:

---------------------------------------------------------------------------------------
Average daily                     Weighted average                Maximum amount
-------------                     ----------------                --------------
balance outstanding               interest rate                   outstanding
-------------------               -------------                   -----------
---------------------------------------------------------------------------------------
$18,729,128                       2.42%                           $38,300,000
---------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As described in the Fund's Annual Report or Form 10-K for the fiscal year ended May 31, 2001, in June 2001 the Fund retained Deloitte & Touche LLP as the Fund's independent auditor for the fiscal year ended May 31, 2002.

The selection of Deloitte & Touche LLP as the Fund's independent auditor for the fiscal year ended May 31, 2002 was made, together with substantially concurrent changes to the Fund's custodian and transfer agency arrangements, in connection with the retention by Access of MLIM in March 2001 to provide certain investment sub-advisory and administrative services to Access with respect to the Fund.

The retention of Deloitte & Touche LLP was unanimously approved by the Fund's Board of Directors. The Board's Audit Committee, comprised of each Director of the Fund that is not an "interested" Director, unanimously recommended that the Board of Directors approve the retention of Deloitte & Touch LLP.

The Fund did not have any disagreement with its independent auditor for prior fiscal years, KPMG LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Fund's Board of Directors establishes and reviews policy for the management of the Fund. A majority of the members of the Board of Directors, as required by
Section 56(a) of the 1940 Act, are disinterested. The Board meets no less frequently than quarterly. The Board reviews and approves annually the contracts between the Fund, Access, and any other affiliates of Access. Management is responsible for all day-to-day business decisions regarding operations of the Fund. Specifically, all decisions about buying and selling portfolio investments are Management's responsibility. The Board reviews and considers the allocation of actual investments as compared to the allocation indicated by investors' Designated Target Regions.

At May 31, 2002, the Fund's Directors were:

------------------------------------------------------------------------------------------------------------------------------
Name, Age and Offices with the Fund               Principal Occupation During At Least Past Five Years and Public
                                                  Directorships as of March 1, 2002
------------------------------------------------------------------------------------------------------------------------------
Stephen B. Swensrud, 68                           Chairman of Fernwood Advisors (investment adviser) since 1996; Principal
Director since 2001                               of Fernwood Associates (financial consultant) since 1975; Director and
                                                  Chairman, RPP Corporation, since 1999; Director, International Mobile
                                                  Communications, Inc. since 1999.

                                                  In addition, Mr. Swensrud is a director of 42 registered investment companies consisting of 62 portfolios advised by Merrill Lynch Investment
                                                  Managers, L.P. or its affiliates.
------------------------------------------------------------------------------------------------------------------------------
M. Colyer Crum, 69                                James R. Williston Professor of Investment Management Emeritus, Harvard
Director since 2001                               Business School since 1996; James R. Williston Professor of Investment
                                                  Management, Harvard Business School, from 1971 to 1996; director of
                                                  Cambridge Bancorp.

                                                  In addition, Mr. Crum is a Director of 23 registered investment companies consisting of 39 portfolios advised by Merrill Lynch Investment Managers,
                                                  L.P. or its affiliates.
------------------------------------------------------------------------------------------------------------------------------
Terry K. Glenn*, 61                               Executive Vice President of Merrill Lynch Investment Managers, L.P. and
Director since 2001                               Fund Asset Management, L.P. since 1983; Executive Vice President and
                                                  Director of Princeton Services, Inc. since 1993; President of FAM
                                                  Distributors, Inc. since 1986 and Director thereof since 1991; President of Princeton Administrators, L.P. since 1988.

                                                  In addition, Mr. Glenn is President of and a Director of substantially all investment companies advised by Merrill Lynch Investment Managers, L.P. or its affiliates.
------------------------------------------------------------------------------------------------------------------------------
Peter J. Blampied, 59                             President, Corcoran Management Company, a real estate firm since 1998.
Director since 1997                               Vice Chairman Citizens Bank of Massachusetts (1993-94).  Chairman,
                                                  President & CEO Boston Five Bancorp (1989-1993).

                                                  In addition Mr. Blampied is a director of A.W. Perry, Inv. (1998-present)
                                                  and Environmental Power Corp. (1998-present) and a Trustee of Northeast
                                                  Investors Trust (2000-present).
------------------------------------------------------------------------------------------------------------------------------
Ronald A. Homer*, 55                              CEO & Co-Managing Member, Access Capital Strategies LLC (the Manager)
Director since 1997                               since 1997. President & CEO Boston Bank of Commerce (1983-1996).

                                                  In addition Mr. Homer is a Director of Sallie Mae (GSE).
------------------------------------------------------------------------------------------------------------------------------
Kevin J. Mulvaney, 53                             President, Strategic Advisors Group, a management-consulting firm since
Director since 1997                               1997.  Formerly President of DRI/McGraw Hill (1994-97). Executive Vice
                                                  President Bank of Boston (prior to 1993).
------------------------------------------------------------------------------------------------------------------------------

*An "interested" Director.
Officers

     The officers of the Fund are elected by and serve at the pleasure of the Board of Directors of the Fund. At May 31, 2002, the officers of the Fund were:

Name (Age)                               Position                    Other Affiliation
----------                               --------                    ------------------
Ronald A. Homer (55)                     Chairman (since 1997)       CEO & Co-Managing Member, Access Capital
                                                                     Strategies LLC

David F. Sand (45)                       CEO (since 1997)            President & Co-Managing Member, Access
                                                                     Capital Strategies LLC

David W. Clayton (35)                    Secretary (since 2001)      Vice President - Legal Advisory, Merrill
                                                                     Lynch Investment Managers, L.P.

     The business backgrounds not shown above of the Fund's directors and officers are as follows:

   Name           Employers (prior 5 years)     Industry                    Job Description
   ----           -------------------------     --------                    ---------------
David F. Sand     Access Capital Strategies     Investment Adviser      President & Co-Managing Member
                    LLC                                                 (1997-present)
                                                Investment Adviser      CIO & CEO (prior to 1997)
                  Access Capital Strategies     InvestmentBanking       President  (prior to 1995)
                   Corp.                        Investment Banking      Managing Director  (prior to 1994)
                  Commonwealth Capital
                   Strategies
                  Commonwealth Capital
                   Partners

David W.          Milbank Tweed Hadley &        Legal                   Attorney (1997-2000)
Clayton            McCloy
                  Blake, Cassels & Graydon      Legal                   Attorney (1995-1997)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Owners:

At May 31, 2002, Merrill Lynch Community Development Corp. owned 29.3%, Fleet Boston 9.49%, Amalgamated Bank of New York 5.8% and JP Morgan Chase Community Development Corp. 5.5% of the Fund's outstanding Shares.

Management:

Access Capital Strategies LLC, the manager of the Fund, owned 94.3 Fund Shares at May 31, 2002, representing less than 0.1% of the Fund's outstanding Shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Fund may invest in securities guaranteed and issued by the Federal National Mortgage Association ("FannieMae"). An affiliate of FannieMae is an investor in Access Capital Strategies LLC, the Fund's manager. The Fund Directors have adopted policies and procedures to govern the direct purchase of FannieMae mortgage-backed securities by the Fund from the FannieMae Customer Service Trading Desk.

At May 31, 2002, the Fund owned $152.8 million in FannieMae mortgage-backed securities representing 82.7% of the Fund's net assets.

                                     Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS

(a)(1) The following financial statements are incorporated by reference into the Fund's Annual Reports on Form 10-K for the fiscal years ended May 31, 2001 and May 31, 2000.

Statements of Assets and Liabilities as of May 31, 2001 and 2000

Statements of Operations for the fiscal year ended May 31, 2001 and the fiscal year ended May 31, 2000

Statements of Changes in Net Assets for the fiscal year ended May 31, 2001 and the fiscal year ended May 31, 2000

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

  Exhibit No.    Exhibit

        23. Consent Independent Public Accountants (to be filed separately)

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
             The Company is not involved in any pending legal proceedings.

Item 2. Changes in Securities
             None.

Item 3. Defaults Upon Senior Securities
             None.

Item 4. Submission of Matters to a Vote of Security Holders
             None.

Item 5. Other Information
             None.

Item 6. Exhibits and Reports
             The following Exhibits are filed as part of this Report:

        (a)  (1)            N/A
             (2)            None
             (3)   (i)      Articles of Incorporation are incorporated by
                            reference from an exhibit filed on Form 10-Q for
                            the period ended August 31, 1998.
                   (ii)     By-Laws are incorporated by reference from an
                            exhibit filed on Form 10-Q for the period ended
                            August 31, 1998.
             (4)            N/A
             (5)            N/A
             (8)            N/A
             (9)            None
             (10)  (i)      Private Offering Memorandum is incorporated by
                            reference from an exhibit filed on Form 10-K for the period ended May 31, 2001.
                   (iii)(A) Management Agreement is incorporated by reference from an exhibit filed on Form 10-Q for the period ended August 31, 1998.
             (11)           N/A
             (12)           N/A
             (13)           N/A
             (15)           N/A
             (16)           None
             (17)           N/A
             (18)           None
             (19)           N/A
             (20)           N/A
             (21)           None
             (22)           None
             (23)           Consent of Independent Public Accountants (to be
                            filed separately)
             (24)           Powers of Attorney filed herewith.
             (25)           N/A
             (26)           N/A
             (27)           N/A

        (b)  Reports on Form 8-K

             None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  8/29/02                     Access Capital Strategies Community
                                   Investment Fund, Inc.

                                  */S/ Ronald A. Homer
                                   -----------------------------------------
                                   Ronald A. Homer, Chairman

Date:  8/29/02                    */S/ Kevin J. Mulvaney
                                   -----------------------------------------
                                   Kevin J. Mulavney, Director

Date:  8/29/02                    */S/ Peter Blampied
                                   -----------------------------------------
                                   Peter Blampied, Director

Date:  8/29/02                    */S/ M. Colyer Crum
                                   -----------------------------------------
                                   M. Colyer Crum, Director

Date:  8/29/02                    */S/ Terry K. Glenn
                                   -----------------------------------------
                                   Terry K. Glenn, Director

Date:  8/29/02                    */S/ Stephen B. Swensrud
                                   -----------------------------------------
                                   Stephen B. Swensrud, Director

Date:  8/29/02                    */S/ David F. Sand
                                   -----------------------------------------
                                   David F. Sand, Chief Executive Officer
                                   and Principal Financial Officer



* Executed on behalf of the indicated person by the undersigned, pursuant to power of attorney attached hereto.


By:  /S/ Brant K. Brown
     --------------------------
     Brant K. Brown
     Attorney-In-Fact

                        CERTIFICATION OF PERIODIC REPORT

     I, David F. Sand, Chief Executive Officer and Principal Financial Officer of Access Capital Strategies Community Investment Fund, Inc. (the "Fund"), certify, pursuant to Section 906 of the Sarbanes - Oxley Act of 202, 18 U.S.C.
Section 1350, that:

     (1) the Annual Report on Form 10-K of the Fund for the fiscal year ended May 31, 2002, as filed with the Securities and Exchange Commission or the date hereof (the "Annual Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.

                                            /s/ David F. Sand
                                            -----------------------------------
                                            David F. Sand
                                            Chief Executive Officer and
                                            Principal Financial Officer

Dated: August 29, 2002