Form 10-K/A
period 2002-05-31
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2002-09-04
CIK 1040241

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K/A

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

                                                                                                                       Period**
                                                                                            Year Ended May 31,      June 23, 1998+
                                                                                    ------------------------------
                   Increase (Decrease) in Net Asset Value:                              2002      2001      2000    to May 31, 1999
Per Share          Net asset value, beginning of period                             $   9.97   $   9.50    $  9.93      $  10.00
                                                                                    ---------  ---------   --------     ---------
Operating            Investment income-net                                                 -        .63        .58           .48
Performance: ##      Realized and unrealised gain(loss) on investments-net                 -        .50       (.42)         (.16)
                                                                                    ---------  ---------   --------     ---------
                   Total from investment operations                                        -       1.13        .16            32
                                                                                    ---------  ---------   --------     ---------
                   Less dividends from investment income-net                            (.64)      (.66)      (.59)         (.39)
                                                                                    ---------  ---------   --------     ---------
                   Net asset value, end of period                                   $   9.33   $   9.97    $  9.50      $   9.93
                                                                                    =========  =========   ========     =========

Total Investment   Based on net asset value per share                                   8.88%     12.12%      1.69%         3.17%#
                                                                                    =========  =========   ========     =========
Return:**
Ratios to          Expenses, net of reimbursement and excluding interest expense         .64%       .58%       .58%          .58%*
                                                                                    =========  =========   ========     =========
Average Net        Expenses, excluding interest expense                                  .77%       .58%       .58%          .58%*
                                                                                    =========  =========   ========     =========
Assets:++          Expenses                                                             1.06%      1.23%       .82%          .58%*
                                                                                    =========  =========   ========     =========
                   Investment income-net                                                6.41%      6.63%      6.54%         5.03%*
                                                                                    =========  =========   ========     =========

Ratio to           Expenses, net of reimbursement and excluding interest expense         .58%         -          -             -
                                                                                    =========  =========   ========     =========
Average Net        Expenses, excluding interest expense                                  .68%         -          -             -
                                                                                    =========  =========   ========     =========
Assets, Including  Expenses                                                              .94%         -          -             -
                                                                                    =========  =========   ========     =========
Borrowing:++       Investment income-net                                                5.73%         -          -             -
                                                                                    =========  =========   ========     =========

Supplemental       Net assets, end of period (in thousands)                         $184,884   $122,188    $49,877      $ 25,443
                                                                                    =========  =========   ========     =========
Data:              Portfolio turnover                                                     20%        25%        57%           29%
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

  Exhibit No.    Exhibit

        23.       Consent Independent Public Accountants.

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
             (2)            None
             (3)   (i)      Articles of Incorporation are incorporated by
                            reference from an exhibit filed on Form 10-Q for
                            the period ended August 31, 1998.
                   (ii)     By-Laws are incorporated by reference from an
                            exhibit filed on Form 10-Q for the period ended
                            August 31, 1998.
             (4)            N/A
             (5)            N/A
             (8)            N/A
             (9)            None
             (10)  (i)      Private Offering Memorandum is incorporated by
                            reference from an exhibit filed on Form 10-K for the period ended May 31, 2001.
                   (iii)(A) Management Agreement is incorporated by reference from an exhibit filed on Form 10-Q for the period ended August 31, 1998.
             (11)           N/A
             (12)           N/A
             (13)           N/A
             (15)           N/A
             (16)           None
             (17)           N/A
             (18)           None
             (19)           N/A
             (20)           N/A
             (21)           None
             (22)           None
             (23)           Consent of Independent Public Accountants filed
                            herewith.
             (24)           Powers of Attorney filed herewith.
             (25)           N/A
             (26)           N/A
             (27)           N/A

        (b)  Reports on Form 8-K

             None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  9/04/02                     Access Capital Strategies Community
                                   Investment Fund, Inc.

                                  */S/ Ronald A. Homer
                                   -----------------------------------------
                                   Ronald A. Homer, Chairman

Date:  9/04/02                    */S/ Kevin J. Mulvaney
                                   -----------------------------------------
                                   Kevin J. Mulvaney, Director

Date:  9/04/02                    */S/ Peter Blampied
                                   -----------------------------------------
                                   Peter Blampied, Director

Date:  9/04/02                    */S/ M. Colyer Crum
                                   -----------------------------------------
                                   M. Colyer Crum, Director

Date:  9/04/02                    */S/ Terry K. Glenn
                                   -----------------------------------------
                                   Terry K. Glenn, Director

Date:  9/04/02                    */S/ Stephen B. Swensrud
                                   -----------------------------------------
                                   Stephen B. Swensrud, Director

Date:  9/04/02                    */S/ David F. Sand
                                   -----------------------------------------
                                   David F. Sand, Chief Executive Officer
                                   and Principal Financial Officer



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