Form 10-Q
period 2002-08-31
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2002-10-15
CIK 1040241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



     [X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934

                 For the quarterly period ended August 31, 2002

                                       Or

     [_]  Transition Report pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934

            For the transition period from _______ to _______________

                          Commission File No. 817-00807

            Access Capital Strategies Community Investment Fund, Inc.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Maryland                       04-3369393
           ---------------------------------   ----------------------
           (State or other jurisdiction of        (I.R.S. Employer
            Incorporation or organization)       Identification No.)

              124 Mt. Auburn Street, Suite 200N Cambridge, MA 02138
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  617-576-5858
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
           -----------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The registrant had 59 shareholders and 20,536,796 shares of common stock outstanding as of August 31, 2002.

            Access Capital Strategies Community Investment Fund, Inc.
                   August 31, 2002 Form 10-Q Quarterly Report

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION
                                                                                   PAGE
          Item 1.   Financial Statements

                         Statements of Assets and Liabilities - ...................   3
                         August 31, 2002 (unaudited), May 31, 2002
                         and August 31, 2001 (unaudited)

                         Statements of Operations (unaudited) - ...................   4
                         Three months ended August 31, 2002 and August 31, 2001

                         Statements of Changes in Net Assets (unaudited) - ........   5
                         Three months ended August 31, 2002 and August 31, 2001

                         Statements of Cash Flows(unaudited) - ....................   6
                         Three months ended August 31, 2002 and August 31, 2001

                         Financial Highlights - ...................................   7
                         Three months ended August 31, 2002 (unaudited) and
                         August 31, 2001 (unaudited) and years ended May 31,
                         2002 and May 31, 2001

                         Schedule of Investments (unaudited) - ....................   8
                         August 31, 2002

                         Notes to Financial Statements ............................  10

          Item 2.   Management's Discussion and Analysis of Financial .............  11
                    Condition and Results of Operations

          Item 3.   Quantitative and Qualitative Disclosures about ................  16
                    Market Risk

PART II.  OTHER INFORMATION .......................................................  18

          Item 1.   Legal proceedings .............................................  18

          Item 2.   Changes in securities .........................................  18

          Item 3.   Defaults upon senior securities ...............................  18

          Item 4.   Submission of matters to a vote of security holders ...........  18

          Item 5.   Other information .............................................  18

          Item 6.   Exhibits and reports ..........................................  18

          Signatures ..............................................................  19

          Certification ...........................................................  20

            Access Capital Strategies Community Investment Fund, Inc.

                      STATEMENTS OF ASSETS AND LIABILITIES

                                                      August 31, 2002                   August 31, 2001
                                                        (unaudited)      May 31, 2002     (unaudited)
                                                       -------------    -------------    -------------
Assets:
Investments, at value*                                 $ 252,904,814    $ 210,540,038    $ 159,669,290
Cash                                                         745,701          560,043          211,705
Deposits with broker                                               -       21,094,066        8,496,570
Receivables:
    Securities sold                                                -        4,988,156                -
    Interest                                               1,470,475        1,215,148          960,098
    Principal paydowns                                       270,266                -                -
    Variation margin                                               -           18,094                -
Prepaid expenses and other assets                             62,545          278,375           25,402
                                                       -------------    -------------    -------------
Total assets                                             255,453,801      238,693,920      169,363,065
                                                       -------------    -------------    -------------

Liabilities:
Securities sold short (proceeds received -
$21,094,066 and $8,496,570, respectively)                          -       21,315,000        8,559,520
Payables:
   Reverse repurchase agreements (including
   accrued interest of $25,745, $34,812 and $28,347,
   respectively)                                          27,125,745       25,234,812       15,628,347
   Securities purchased                                   16,844,238        6,981,698        2,825,393
   Investment advisor                                        204,612          184,928          117,838
   Variation margin                                           48,109                -                -
Accrued expenses and other liabilities                        40,036           93,663           55,024
                                                       -------------    -------------    -------------
Total liabilities                                         44,262,740       53,810,101       27,186,122
                                                       -------------    -------------    -------------

Net Assets:
Net Assets                                             $ 211,191,061    $ 184,883,819    $ 142,176,943
                                                       =============    =============    =============

Net Assets Consist of:
Paid-in capital                                        $ 205,633,904    $ 181,128,349    $ 138,364,007
                                                       -------------    -------------    -------------
Undistributed investment income - net                        942,894          944,689          782,100
Accumulated realized capital losses on
investments-net                                           (4,817,718)      (1,475,351)      (1,080,496)
Unrealized appreciation on investments-net                 9,431,981        4,286,132        4,111,332
                                                       -------------    -------------    -------------
Total accumulated earnings-net                             5,557,157        3,755,470        3,812,936
                                                       -------------    -------------    -------------
Net Assets                                             $ 211,191,061    $ 184,883,819    $ 142,176,943
                                                       =============    =============    =============
Net Asset Value Per Share                              $       10.28    $       10.19    $       10.20
                                                       =============    =============    =============
------------------------------------------------------------------------------------------------------
 *Identified Cost.                                     $ 243,196,612    $ 205,524,832    $ 155,495,008
Shares issued and outstanding.                            20,536,796       18,139,657       13,938,916
------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

            Access Capital Strategies Community Investment Fund, Inc.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                 June 1, 2002       June 1, 2001
                                                                                                  to August           to August
                                                                                                   31, 2002           31, 2001
Investment              Interest ..........................................................      $  3,557,144        $2,590,412
Income:

Expenses:               Management fees ...................................................           286,669           189,526
                        Interest ..........................................................           131,343           123,696
                        Professional fees .................................................            22,659            13,546
                        Accounting services ...............................................            20,780            12,523
                        Organizational fees ...............................................             9,934             6,834
                        Director's fees and expenses ......................................             7,935             5,874
                        Transfer agent fees ...............................................             5,065             4,409
                        Custodian fees ....................................................             5,376             1,772
                        Pricing fees ......................................................             2,466             1,123
                        Other .............................................................             6,113             4,263
                                                                                                 ------------        ----------
                        Total expenses before reimbursement ...............................           498,340           363,566
                        Reimbursement of expenses .........................................           (40,277)          (22,766)
                                                                                                 ------------        ----------
                        Total expenses after reimbursement ................................           458,063           340,800
                                                                                                 ------------        ----------
                        Investment income-net .............................................         3,099,081         2,249,612
                                                                                                 ------------        ----------

Realized &              Realized loss on investments-net ..................................       (3,342,367)          (128,958)
Unrealized              Change in unrealized appreciation on investments-net ..............         5,145,849         2,970,314
                                                                                                 ------------        ----------
Gain (Loss) on          Total realized and unrealized gain on investments-net .............         1,803,482         2,841,356
                                                                                                 ------------        ----------
Investments-Net:        Net Increase in Net Assets Resulting from Operations ..............      $  4,902,563        $5,090,968
                                                                                                 ============        ==========

                See Notes to Financial Statements.

            Access Capital Strategies Community Investment Fund, Inc.

                 STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

                                                                                                     June 1, 2002      June 1, 2001
                                                                                                      to August         to August
                       Increase (Decrease) in Net Assets:                                              31, 2002          31, 2001
Operations:            Investment income-net ......................................................  $  3,099,081     $  2,249,612
                       Realized loss on investments-net ...........................................    (3,342,367)        (128,958)
                       Change in unrealized appreciation on investments-net .......................     5,145,849        2,970,314
                                                                                                     ------------     ------------
                       Net increase in net assets resulting from operations .......................     4,902,563        5,090,968
                                                                                                     ------------     ------------

Dividends to           Dividends to shareholders from investment income-net .......................    (3,100,876)      (2,090,734)
                                                                                                     ------------     ------------
Shareholders:

                                                                                                     ------------     ------------
Capital Share          Change in net assets resulting from capital share transactions .............    24,505,555       16,989,037
                                                                                                     ------------     ------------
Transactions:

Net Assets:            Increase in net assets .....................................................    26,307,242       19,989,271
                       Beginning of period ........................................................   184,883,819      122,187,672
                                                                                                     ------------     ------------
                       End of period* .............................................................  $211,191,061     $142,176,943
                                                                                                     ============     ============

                     * Undistributed investment income-net ........................................  $    942,894     $    782,100
                                                                                                     ============     ============

              See Notes to Financial Statements.

            Access Capital Strategies Community Investment Fund, Inc.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                              June 1, 2002     June 1, 2001
                                                                                                to August        to August
                                                                                                31, 2002         31, 2001
Cash           Net increase in net assets resulting from operations                          $   4,902,563     $  5,090,968
Provided by    Adjustments to reconcile net increase in net assets
Operating      Resulting from operations to net cash provided by operating activities:
Activities:      Increase in receivables                                                          (237,333)        (129,545)
                 Decrease in deposits from brokers                                              21,094,066                -
                 (Increase) decrease in other assets                                               215,830          (25,402)
                 Increase (decrease) in other liabilities                                      (21,309,901)         119,022
                 Realized and unrealized gain on investments-net                                (1,803,482)      (2,841,356)
                 Amortization of premium and discount                                              (14,501)        (102,957)
                 Change in unrealized depreciation on financial
                 futures contracts - net                                                           231,919                -
                 Change in unrealized depreciation on short sales - net                            220,934           (7,504)
                 Realized losses on financial futures contracts - net                           (2,853,102)         (14,603)
                 Realized losses on short sales - net                                               (6,012)               -
                                                                                             ------------------------------
               Net cash provided by operating activities                                           441,081        2,088,623
                                                                                             ------------------------------

Cash Used      Proceeds from sales of long-term investments                                     57,349,627       31,171,633
for            Purchases of long-term investments                                              (80,909,729)     (56,174,273)
Investing      Proceeds from paydowns, sales and maturities of short-term
Activities:    investments-net                                                                           -          823,873
                                                                                             ------------------------------
               Net cash used for investing activities                                          (23,560,102)     (24,178,767)
                                                                                             ------------------------------

Cash           Cash receipts from issuance of common stock                                      23,331,723       16,189,997
Provided by    Cash receipts from borrowings                                                    14,516,657       20,300,000
Financing      Cash payments on borrowings                                                     (12,616,657)     (12,900,000)
Activities:    Dividends paid to shareholders                                                   (1,927,044)      (1,291,694)
                                                                                             ------------------------------
               Net cash provided by financing activities                                        23,304,679       22,298,303
                                                                                             ------------------------------

Cash:          Net increase in cash                                                                185,658          208,159
               Cash at beginning of period                                                         560,043            3,546
                                                                                             ------------------------------
               Cash at end of period                                                         $     745,701     $    211,705
                                                                                             ==============================

Cash Flow
Information:   Cash paid for interest                                                        $     140,410     $    122,062
                                                                                             ==============================

Non-Cash
Financing      Capital shares issued in reinvestment of dividends paid to
Activities:       shareholders                                                               $   1,173,832     $    799,040
                                                                                             ==============================


          See Notes to Financial Statements.

            Access Capital Strategies Community Investment Fund, Inc.

                              FINANCIAL HIGHLIGHTS

                  The following per share data and ratios have
                  been derived from information provided                June 1, 2002    June 1, 2001
                  in the financial statements.                           to August       to August        Year            Year
                                                                          31, 2002       31, 2001        Ended           Ended
                  Increase (Decrease) in Net Asset Value:               (unaudited)     (unaudited)   May 31, 2002    May 31, 2001
Per Share         Net asset value, beginning of period ................. $  10.19        $   9.97       $   9.97       $   9.50
                                                                         --------        --------       --------       --------
Operating             Investment income-net ............................      .16++           .17            .64            .63
Performance:##        Realized and unrealized gain on investments-net ..      .09             .22            .22            .50
                                                                         --------        --------       --------       --------
                  Total from investment operations .....................      .25             .39            .86           1.13
                                                                         --------        --------       --------       --------
                  Less dividends from investment income-net ............     (.16)           (.16)          (.64)          (.66)
                                                                         --------        --------       --------       --------
                  Net asset value, end of period ....................... $  10.28        $  10.20       $  10.19       $   9.97
                                                                         ========        ========       ========       ========

Total             Based on net asset value per share ...................     2.51% #         3.99% #        8.88%         12.12%
                                                                         ========        ========       ========       ========
Investment
Return:**

Ratios to         Expenses, net of reimbursement and excluding
Average Net       interest expense .....................................      .66% *          .58% *         .64%           .58%
                                                                         ========        ========       ========       ========
Assets:+          Expenses, excluding interest expense .................      .74% *          .58% *         .77%           .58%
                                                                         ========        ========       ========       ========
                  Expenses .............................................     1.00% *          .58% *        1.06%           .58%
                                                                         ========        ========       ========       ========
                  Investment income-net ................................     6.24% *         6.01% *        6.41%          6.63%
                                                                         ========        ========       ========       ========

Ratios to         Expenses, net of reimbursement and excluding
Average Net       interest expense .....................................      .58% *            -            .58%             -
                                                                         ========        ========       ========       ========
Assets,           Expenses, excluding interest expense .................      .65% *            -            .68%             -
                                                                         ========        ========       ========       ========
Including         Expenses .............................................      .88% *            -            .94%             -
                                                                         ========        ========       ========       ========
Borrowings:+      Investment income-net ................................     5.47% *            -           5.73%             -
                                                                         ========        ========       ========       ========

Supplemental      Net assets, end of period (in thousands) ............. $211,191        $142,177       $184,884       $122,188
                                                                         ========        ========       ========       ========
Data:

                * Annualized.
               ** Total investment returns exclude the effects of sales charges.
                # Aggregate total investment return.
               ## Per share operating performance figures have been adjusted to reflect a 10,000 for 1 stock split that occurred on July 9, 2001.
                + Prior to fiscal 2002, Access paid the Fund's operating
                  expenses and received six basis points for reimbursement and the amounts paid by Access in excess of reimbursement were disclosed in the notes to the financial statements. Commencing in fiscal 2002, the Fund's operating expenses are being recorded by the Fund and the Fund is being Reimbursed by Access and MLIM for operating expenses in excess of six basis points.
               ++ Based on average shares outstanding.

                  See Notes to Financial Statements.

            Access Capital Strategies Community Investment Fund, Inc.

                             SCHEDULE OF INVESTMENTS
                           August 31, 2002 (unaudited)

                                                                                             Face            Market
                                                                                            Amount            Value
                                                                                       ---------------- ------------------
     MORTGAGE-BACKED SECURITIES (119.1%):
          Federal National Mortgage Association (FNMA) (89.0%):
               15 Year Fixed Rate Single Family Mortgage-Backed Securities
                  5.50%, 3/1/16                                                          $   497,304        $   514,771
                  6.00%, 4/1/14                                                              425,293            445,381
                  6.50%, 6/1/14 - 12/1/14                                                    507,871            535,509
                  7.00%, 1/1/15                                                              396,176            421,355


               30 Year Fixed Rate Single Family Mortgage-Backed Securities
                  5.00%, 3/1/29 - 2/1/32 (a)                                              20,467,532         19,869,769
                  5.50%, 1/1/29                                                            1,444,777          1,463,574
                  6.00%, 7/1/29 - 8/1/32                                                  31,401,595         32,228,792
                  6.48%, 3/1/32                                                              722,657            755,873
                  6.50%, 5/1/17 - 7/1/32                                                  84,713,582         88,042,822
                  6.61%, 3/1/20                                                            1,107,863          1,193,722
                  6.70%, 6/1/19                                                              669,004            730,612
                  7.00%, 5/1/29 - 3/1/31                                                  10,843,745         11,358,751
                  7.25%, 12/1/29                                                              81,300             85,847
                  7.50%, 7/1/29 - 2/1/31                                                  12,081,245         12,785,755
                  7.90%, 1/1/18                                                            2,153,507          2,652,049
                  8.00%, 2/1/30 - 4/1/30                                                   1,583,959          1,695,754
                                                                                                      -----------------


                        Total single family mortgage-backed securities                                      174,780,336
                                                                                                      -----------------


               Multi-Family Mortgage-Backed Securities
                  6.53%, 6/1/16                                                              270,079            302,003
                  7.12%, 9/1/10                                                            7,862,875          9,121,670
                  7.42%, 10/1/18                                                           1,970,348          2,222,868
                  7.58%, 5/1/18                                                              623,873            753,026
                  7.97%, 9/1/17                                                              756,193            914,450
                                                                                                      -----------------


                        Total multi-family mortgage-backed securities                                        13,314,017
                                                                                                      -----------------

                        Total Federal National Mortgage Association securities                              188,094,353
                                                                                                      -----------------


          Federal Home Loan Mortgage Corporation (26.9%):

               30 Year Fixed Rate Single Family Mortgage-Backed Securities
                  5.50%, 9/1/29                                                            4,936,408          4,996,221
                  6.00%, 3/1/31 - 4/1/32 (a)                                              10,346,979         10,622,688
                  6.50%, 6/1/29 - 8/1/32 (a)                                              29,262,365         30,417,364
                  7.00%, 10/1/29 - 3/1/32                                                  8,062,380          8,441,483
                  7.50%, 12/1/29 - 3/1/30                                                  2,179,631          2,307,838
                                                                                                      -----------------

                        Total Federal Home Loan Mortgage Corporation
                          Single family mortgage-backed securities                                           56,785,594
                                                                                                      -----------------


          GNMA Pool (3.2%):

               Multi-Family Mortgage-Backed Securities
                  6.00%, 12/15/31                                             $  1,128,774      $   1,165,684
                  6.50%, 4/15/32 - 4/20/32                                       2,238,803          2,333,224
                  7.00%, 4/15/32                                                 1,111,449          1,169,611
                  8.25%, 12/15/32                                                1,736,344          2,030,667
                                                                                                -------------

                        Total GNMA Pool multi-family mortgage-backed
                            securities                                                              6,699,186
                                                                                                -------------

                        Total mortgage-backed securities                                          251,579,133
                                                                                                -------------

     GUARANTEED NOTES (0.6%):

          Boston, MA, U.S. Government Guaranteed Notes
                  6.85%, 8/1/07                                                  1,290,000          1,325,681
                                                                                                -------------


                        Total guaranteed notes                                                      1,325,681
                                                                                                -------------


     Total investments (cost $243,196,612) - 119.7%                                               252,904,814

     Variation margin on financial futures contracts* - 0.0%                                          (48,109)

     Liabilities in excess of other assets - (19.7%)                                              (41,665,644)
                                                                                                -------------

                        Net assets - 100.0%                                                     $ 211,191,061
                                                                                                =============

(a) Includes a "to-be-announced" (TBA) transaction. The Fund has committed to purchasing securities for which all specific information is not available at this time.

  * Pursuant to the final futures contracts, the Fund agrees to receive from or pay to the broker an amount of cash equal to the daily fluctuation in value of the contract. Such receipts or payments, which are settled the following business day, are known as variation margin and are recorded by the Fund as unrealized gains or losses. Financial futures contracts sold as of August 31, 2002 were as follows:

     -----------------------------------------------------------------
         Number of                          Expiration
         Contracts           Issue             Date          Value
     -----------------------------------------------------------------
          105           US Treasury Bonds December 2002    $11,737,031
          194           US Treasury Bonds December 2002     21,567,344
     -----------------------------------------------------------------
     Total financial futures contracts sold
     (Total contract price-$33,028,154)                    $33,304,375
                                                           ===========

     -----------------------------------------------------------------

     See Notes to Financial Statements.

            Access Capital Strategies Community Investment Fund, Inc.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect the results of operations for Access Capital Strategies Community Investment Fund, Inc. (the "Fund") and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. The results of operations and other data for the quarter ended August 31, 2002 are not necessarily indicative of the results that may be expected for any other future interim period or the fiscal year ending May 31, 2003. The information in this report should be read in conjunction with the financial statements and accompanying notes included in the May 31, 2002 Annual Report on Form 10-K. The Fund has not changed its accounting and reporting policies from those disclosed in its May 31, 2002 financial statements.

In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the statement of assets and liabilities and revenue and expenses for the period. Actual results could differ from those estimates; any such differences are expected to be immaterial to the net assets of the Fund.

This report covers the activity from June 1, 2002 to August 31, 2002.

2.       Realized Gain/Loss

For the quarter ended August 31, 2002, the realized loss was $3,342,367. This compares to a realized loss of $128,958 for the quarter ended August 31, 2001. The increase in realized losses was primarily due to the Fund's hedging activities. During the quarter, the Fund closed its short Treasury futures position in the September contract and opened its short Treasury futures position in the December contract, incurring a loss of $2.85 million. The balance of the losses came from security sales and paydowns. Realized losses during the quarter were offset by unrealized gains on the new hedges of $231,919 and $4.9 million in unrealized gains on CRA investments including securities purchased and hedged with the aforementioned Treasury futures.

Item 2:

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

         This quarterly report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Fund's actual results could differ materially from those projected in the forward-looking statements as a result of, among factors, changes in interest rates, fluctuations in assets under management and other sources of fee income, changes in assumptions used in making such forward-looking statements, as well as the factors listed under "Risk Factors and Factors Affecting Forward Looking Statements" in the Fund's Annual Report on Form 10-K for the year ended May 31, 2002. The Fund's investment objective is to invest in geographically specific private placement debt securities located in portions of the United States designated by Fund investors.

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

Compliance

To qualify as a Regulated Investment Company ("RIC"), the Fund must, among other things, satisfy a diversification standard under the Internal Revenue Code (the "Code") such that, at the close of each quarter of the Fund's taxable year, (i) not more than 25% of the value of its total assets is invested in the securities (other than government securities or securities of other RICs) of a single issuer, or two or more issuers which the Fund controls (under a 20% test) and which are engaged in the same or similar trades or business or related trades or businesses, and (ii) at least 50% of the market value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (with each investment in such other securities limited so that not more than 5% of the value of the Fund's total assets is invested in the securities of a single issuer and the Fund does not own more than 10% of the outstanding voting securities of a single issuer).

Management believes the Fund was in compliance with the above requirements for the quarter ended August 31, 2002.

Fund Operations

Investment Activity

Purchases

For the quarter ended August 31, 2002, the Fund purchased $90.8 million aggregate principal amount of new CRA securities. In the quarter ended August 31, 2001, the Fund had purchased $58.0 million aggregate principal amount of new CRA securities.

Sales

For the quarter ended August 31, 2002, the Fund sold $42.4 million aggregate principal amount of securities, (excluding securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities). In the quarter ended August 31, 2001, the Fund did not sell any securities, (excluding securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities).

The Fund is permitted to use leverage in its investment program, subject to certain restrictions set forth in its Private Offering Memorandum and the Investment Company Act of 1940 (the "1940 Act"). For the quarter ended August 31, 2002, the Fund averaged approximately $27.9 million in borrowings at an average rate of approximately 1.87% compared to the quarter ended August 31, 2001 when the Fund averaged approximately $12 million in borrowings at an average rate of approximately 4%. In both periods, the total proceeds from borrowings were primarily used to support additional investments in the Fund's Designated Target Regions.

Net Assets and Fund Holdings at August 31, 2002

At August 31, 2002, the Fund's Net Asset Value was $211.2 million, or $10.28 per share. At the end of the most recent fiscal year, May 31, 2002, the Net Asset Value was $184.9 million, or $10.19 per share. A year ago at August 31, 2001, the Fund's Net Asset Value was $142.2 million, or $10.20 per share.

The $26.3 million, or 14.2%, quarter-to-quarter increase in net assets from $184.9 million to $211.2 million was primarily attributable to the sale of new shares in the Fund. The $69.0 million, or 48.5%, year-to-year increase in net assets was also primarily attributable to the sale of new shares in the Fund.

The Fund's primary investments are listed on the Schedule of Investments included with this report.

Investment Income

The Fund had investment income net of all fees and expenses (as discussed below) of $3.10 million for the quarter ended August 31, 2002, an increase of approximately $0.85 million, or 37.8%, from net investment income of $2.25 million for the quarter ended August 31, 2001. The increase is largely due to an increase in average net assets invested.

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

For the quarter ended August 31, 2002, the management fee paid by the Fund was $286,669. For the year ago quarter ended August 31, 2001, the management fee was $189,526. The fee increases were primarily due to increases in the net assets of the Fund.

The Fund is also charged at an annual rate of up to six basis points (0.06%) of the Fund's monthly net assets for custody and portfolio accounting services and operating expenses. To the extent such expenses exceed six basis points (0.06%) of the Fund's total assets, they are borne by Access and MLIM. The amount of such expenses borne by Access and MLIM (ie., reimbursed by Access and MLIM to the Fund) for the current period is indicated on the Statement of Operations included in this Form 10-Q.

In addition, the Fund is currently charged at an annual rate of two basis points (0.02%) of the Fund's monthly net assets to reimburse Access for organizational and offering expenses previously paid by Access.

Yield

For the quarter ended August 31, 2002, the SEC current yield was 6.08%; the SEC current yield was 6.2% for the quarter ended August 31, 2001. For the quarter ended August 31, 2002, the ratio of net investment income to average net assets was 6.24% compared to 6.01% for the year ago quarter ended August 31, 2001. In each case the modest decline was largely the result of a corresponding decline in interest rates.

Realized Gain/Loss

For the quarter ended August 31, 2002, the realized loss was $3,342,367. This compares to a realized loss of $128,958 for the quarter ended August 31, 2001. The increase in realized losses was primarily due to the Fund's hedging activities. During the quarter, the Fund closed its short Treasury futures position in the September contract and opened its short Treasury futures position in the December contract, incurring a loss of $2.85 million. The balance of the losses came from security sales and paydowns. Realized losses during the quarter were offset by unrealized gains on the new hedges of $231,919 and $4.9 million in unrealized gains on CRA investments including securities purchased and hedged with the aforementioned Treasury futures.

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

The Fund pays dividends on a calendar quarter basis. The Fund paid a quarterly dividend of $0.161 per share on July 10, 2002 to shareholders of record as of July 1, 2002. A year ago, the Fund paid a quarterly dividend of $0.158 per share on July 25, 2001 to shareholders of record as of June 30, 2001. The moderately higher dividends, despite a lower interest rate environment, are attributable primarily to the Fund's existing holdings of investments purchased at higher coupons, the position in multi-family securities with pre-payment protection and the benefits of the Fund's leverage policies.

Total Return

For the quarter ended August 31, 2002, the total return was 2.51% compared to a total return of 3.99% in the comparable period ended August 31, 2001. The decline is largely attributable to lower interest rate levels, as well as a shortening of the duration of mortgage-backed securities during the quarter ended August 31, 2002 which combined with lower interest levels and prepayment risk compressed the price increases resulting from the lower interest rate levels.

Fund Designated Target Regions at August 31, 2002

The Fund's Designated Target Regions ("DTRs") are provided by Fund shareholders at the time of investment. At August 31, 2002 DTRs were:

     DTRs                                                                 AMOUNT
     AL/FL/GA/LA/MS                                                 $  5,000,000
     Arizona                                                        $ 10,000,000
     Boston & Cambridge, MA                                              500,000
     California                                                       12,595,810
     Connecticut                                                       2,031,929
     CA/TX/AZ/NV/NYC                                                   8,000,000
     Florida                                                             500,000
     Illinois                                                            500,000
     Texas/Louisiana                                                   5,000,000
     Massachusetts                                                    24,794,487
     MA/NH/CT                                                          1,000,000
     MA/NH                                                             1,000,000
     MA/PA/NJ/CT/RI                                                   10,000,000
     New England                                                      17,123,838
     NY/DC                                                            10,000,000
     NY/NJ/TX/FL/CA/MD/DE                                             10,000,000
     New Jersey                                                        4,250,000
     New Mexico/Nevada                                                 6,000,000
     NM/TX                                                               600,000
     Oregon                                                              500,000
     Pennsylvania                                                      2,000,000
     PA/CA/DC/VA                                                         650,000
     Rhode Island                                                        250,000
     South Carolina                                                      500,000
     South Dakota                                                      3,120,575
     Texas                                                            12,737,566
     Utah                                                              1,000,000
     Utah/NJ                                                          59,186,508
     Washington                                                        1,000,000
     Washington/Oregon                                                 2,000,000
     TOTAL                                                          $211,840,713

Fund Impact per the Community Reinvestment Act

The Fund invests in securities that support community development economic activity as defined in the CRA.

At August 31, 2002, the Fund's investments had outstanding loans to 2,971 homebuyers with incomes below 80% of median income from the following states in the following numbers.

Whole Loans
Alabama                              25
Arizona                              87
California                          154
Connecticut                          91
Delaware                             12
Florida                              50
Georgia                               8
Illinois                             12
Louisiana                            26
Maryland                             73
Massachusetts                       816
Mississippi                           3
Nevada                               33
New Hampshire                         5
New Mexico                           35
New Jersey                          545
New York                             72
Oregon                               12
Pennsylvania                        132
Rhode Island                         90
South Carolina                       10
South Dakota                         38
Texas                               304
Utah                                262
Virginia                             12
Washington                           14
Washington D.C.                      50
                                  -----
                                  2,971

As of August 31, 2002, the Fund's investments had outstanding loans to sponsors of 1,324 multi-family, 14 community based non-profit affordable housing rental units and 61 Acorn affordable housing units in Low Income Housing Tax Credit or HUD insured subsidized properties from the following states in the following amounts.

Multi-Family Units

California                    222
Louisiana                     144
Massachusetts                 504
New York                      157
Texas                         227
Utah                           70
                             ----
                             1324

Community Based Non-Profit

Rhode Island               14
                           --
                           14

Acorn Affordable Housing

Massachusetts              61
                           --
                           61

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

During the quarter ended August 31, 2002, new shareholders purchased an additional 2.3 million shares of the Fund for total proceeds of $23.3 million. In addition, dividend reinvestments resulted in 117,126 additional new shares being issued by the Fund for total proceeds of $1.2 million. During the quarter ended August 31, 2001, 8 new shareholders purchased an additional 1.6 million shares for total proceeds of $16.2 million and dividend reimbursements resulted in 80,860 additional new shares being issued by the Fund for a total proceeds of $0.7 million.

As discussed in the Private Offering Memorandum, the Fund allows shareholders to redeem their shares in accordance with Rule 23c-3 of the 1940 Act.

There were no redemptions of Fund shares during the quarter ended August 31, 2002. There were no redemptions in the year ago quarter ended August 30, 2001.

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

A summary of the Fund's portfolio holdings is contained in Item 1 of this Report on Form 10-Q.

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
                (2)             None
                (3)    (i)      Articles of Incorporation are incorporated by
                                reference from an exhibit filed on Form 10-Q for
                                the period ended August 31, 1998.
                       (ii)     By-Laws are incorporated by reference from an
                                exhibit filed on Form 10-Q for the period ended
                                August 31, 1998.
                (4)             N/A
                (5)             N/A
                (8)             None
                (10)   (i)      Private Offering Memorandum is incorporated by
                                reference from an exhibit filed on Form 10-K for the period ended May 31, 2001.
                       (iii)(A) Management Agreement is incorporated by
                                reference from an exhibit filed on Form 10-Q for the period ended August 31, 1998.
                (11)            N/A
                (12)            N/A
                (13)            N/A
                (15)            N/A
                (16)            None
                (17)            N/A
                (18)            None
                (19)            N/A
                (20)            N/A
                (21)            None
                (22)            None
                (23)            None
                (24)            N/A
                (25)            N/A
                (26)            N/A
                (27)            N/A
        (b)     Reports on Form 8-K
                None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Access Capital Strategies Community Investment Fund, Inc.

Date: 10/15/02         /s/ Ronald A. Homer

                       ---------------------------------------
                       Ronald A. Homer, Chairman

Date: 10/15/02         /s/ Kevin J. Mulvaney

                       ---------------------------------------
                       Kevin J. Mulvaney, Director

Date: 10/15/02         /s/ Peter Blampied

                       ---------------------------------------
                       Peter Blampied, Director

Date: 10/15/02         /s/ M. Colyer Crum

                       ---------------------------------------
                       M. Colyer Crum, Director

Date: 10/15/02         /s/ Terry K. Glenn

                       ---------------------------------------
                       Terry K. Glenn, Director

Date: 10/15/02         /s/ Stephen B. Swensrud

                       ---------------------------------------
                       Stephen B. Swensrud, Director

Date: 10/15/02         /s/ David F. Sand

                       ---------------------------------------
                       David F. Sand, Chief Executive Officer,
                       Principal Accounting Officer, Principal Financial Officer

                                  CERTIFICATION

I, David F. Sand, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Access Capital Strategies Community Investment Fund Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of Evaluation Date:

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 15, 2002

/s/ DAVID F. SAND

------------------------------------
David F. Sand
Chief Executive Officer and
Principal Financial Officer

                        CERTIFICATION OF PERIODIC REPORT

     I, David F. Sand, Chief Executive Officer and Principal Financial Officer of Access Capital Strategies Community Investment Fund, Inc. (the "Fund"), certify, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C.
Section 1350, that:

     (1) the Quarterly Report on Form 10-Q of the Fund for the fiscal quarter ended August 31, 2002, as filed with the Securities and Exchange Commission or the date hereof (the "Quarterly Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.

          /s/ David F. Sand
     --------------------------------
          David F. Sand
          Chief Executive Officer and
          Principal Financial Officer

Dated:   October 15, 2002