Form 10-Q
period 2002-11-30
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2003-01-14
CIK 1040241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended November 30, 2002

                                       Or

     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

            For the transition period from _______ to _______________

                          Commission File No. 817-00807

            Access Capital Strategies Community Investment Fund, Inc.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Maryland                         04-3369393
   -------------------------------         ----------------------
   (State or other jurisdiction of           (I.R.S. Employer
    Incorporation or organization)          Identification No.)

              124 Mt. Auburn Street, Suite 200N Cambridge, MA 02138
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  617-576-5858
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The registrant had 74 shareholders and 22,378,207 shares of common stock outstanding as of November 30, 2002.

            Access Capital Strategies Community Investment Fund, Inc.
                  November 30, 2002 Form 10-Q Quarterly Report

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

                                                                                               PAGE
                                                                                               -----
         Item 1.    Condensed Financial Statements

                        Condensed Statements of Assets and Liabilities-...................       4
                        November 30, 2002 (unaudited), May 31, 2002 and
                        November 30, 2001 (unaudited)

                        Condensed Statements of Operations (unaudited)-...................       5
                        Three months ended November 30, 2002 and 2001
                        Six months ended November 30, 2002 and 2001

                        Condensed Statements of Changes in Net Assets (unaudited)-........       6
                        Three months ended November 30, 2002 and 2001
                        Six months ended November 30, 2002 and 2001

                        Condensed Statements of Cash Flows (unaudited)....................       7
                        Three months ended November 30, 2002 and 2001
                        Six months ended November 30, 2002 and 2001

                        Financial Highlights (unaudited) -................................       8
                        Three months ended November 30, 2002 and 2001
                        Six months ended November 30, 2002 and 2001

                        Schedule of Investments (unaudited) - ............................       9
                        November 30, 2002

                        Notes to Condensed Financial Statements...........................      11

         Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................................      12

         Item 3.   Quantitative and Qualitative Disclosures about
                     Market Risk..........................................................      18

PART II. OTHER INFORMATION................................................................      20

         Item 1.   Legal proceedings......................................................      20

         Item 2.   Changes in securities..................................................      20

         Item 3.   Defaults upon senior securities........................................      20

         Item 4.   Submission of matters to a vote of security holders....................      20

         Item 5.   Other information......................................................      20

         Item 6.   Exhibits and reports...................................................      20

         Signatures.......................................................................      21

                  Certification...........................................................      22

            Access Capital Strategies Community Investment Fund, Inc.

                 CONDENSED STATEMENTS OF ASSETS AND LIABILITIES


                                                November 30, 2002                         November 30, 2001
                                                  (unaudited)           May 31, 2002         (unaudited)
                                                ----------------        ------------      -----------------
Assets:
Investments, at value*                            $ 274,210,040        $ 210,540,038        $ 181,669,324
Cash                                                    944,575              560,043                1,180
Deposits with broker                                          -           21,094,066            7,010,031
Receivables:
    Securities sold                                           -            4,988,156            9,393,363
    Interest                                          1,441,289            1,215,148            1,245,591
    Principal paydowns                                        -                    -              679,627
    Capital shares sold                                       -                    -              650,000
    Variation margin                                          -               18,094                    -
Prepaid expenses and other assets                        64,211              278,375              346,000
                                                  -------------        -------------        -------------
Total assets                                        276,660,115          238,693,920          200,995,116
                                                  -------------        -------------        -------------

Liabilities:
Securities sold short (proceeds received -
$21,094,066 and $7,010,032, respectively)                     -           21,315,000            7,078,750
Payables:
   Reverse repurchase agreements (including
   accrued interest of $25,075, $34,812, and
   $17,993, respectively)                            41,725,075           25,234,812           17,217,993
   Securities purchased                               5,949,588            6,981,698           11,059,249
   Investment advisor                                   224,563              184,928              148,275
   Variation margin                                      51,531                    -                    -
Accrued expenses and other liabilities                   13,844               93,663               20,467
                                                  -------------        -------------        -------------
Total liabilities                                    47,964,601           53,810,101           35,524,734
                                                  -------------        -------------        -------------

Net Assets:
Net Assets                                        $ 228,695,514        $ 184,883,819        $ 165,470,382
                                                  =============        =============        =============

Net Assets Consist of:
Paid-in capital                                   $ 224,588,716        $ 181,128,349        $ 160,718,175
                                                  -------------        -------------        -------------
Undistributed investment income - net                   984,557              944,689              785,118
Accumulated realized capital losses on
investments-net                                      (5,427,649)          (1,475,351)          (1,089,208)
Unrealized appreciation on investments-net            8,549,890            4,286,132            5,056,297
                                                  -------------        -------------        -------------
Total accumulated earnings-net                        4,106,798            3,755,470            4,752,207
                                                  -------------        -------------        -------------
Net Assets                                        $ 228,695,514        $ 184,883,819        $ 165,470,382
                                                  =============        =============        =============
Net Asset Value Per Share                         $       10.22        $       10.19        $       10.26
                                                  =============        =============        =============

----------------------------------------------------------------------------------------------------------
 *Identified Cost                                  $265,372,823        $ 205,524,832        $ 176,544,309
Shares issued and outstanding                        22,378,207           18,139,657           16,121,195

----------------------------------------------------------------------------------------------------------

See Notes to Condensed Financial Statements.

            Access Capital Strategies Community Investment Fund, Inc.

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                    September 1, 2002  September 1, 2001  June 1, 2002  June 1, 2001
                                                                       to November        to November      to November   to November
                                                                        30, 2002           30, 2001         30, 2002      30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Investment         Interest and amortization                             $3,870,513         $2,706,822     $7,427,657    $5,297,234
Income:
------------------------------------------------------------------------------------------------------------------------------------
Expenses:          Management fees                                          318,440            207,744        605,109       397,270
                   Interest                                                 170,025            116,646        301,368       240,342
                   Professional fees                                         21,446             26,855         44,105        40,401
                   Accounting services                                       22,134             16,720         42,914        29,243
                   Organizational fees                                       10,820              7,417         20,754        14,251
                   Director's fees and expenses                               7,827              6,855         15,762        12,729
                   Transfer agent fees                                        4,995              5,146         10,060         9,555
                   Custodian fees                                             6,035              2,009         11,411         3,781
                   Pricing fees                                               3,146              2,685          5,612         3,808
                   Other                                                      5,984              5,572         12,097         9,835
                                                                      -------------    ---------------   ------------   ------------
                   Total expenses before reimbursement                      570,852            397,649      1,069,192       761,215
                   Reimbursement of expenses                                (38,897)           (44,300)       (79,174)      (67,066)
                                                                      -------------    ---------------   ------------   ------------
                   Total expenses after reimbursement                       531,955            353,349        990,018       694,149
                                                                      -------------    ---------------   ------------   ------------
                   Investment income-net                                  3,338,558          2,353,473      6,437,639     4,603,085
                                                                      -------------    ---------------   ------------   ------------

---------------------------------------------------------------------------------------------------------------------   ------------
Realized &         Realized loss on investments-net                        (609,931)            (8,712)    (3,952,298)     (137,670)
Unrealized         Change in unrealized appreciation on
Gain (Loss) on     investments-net                                         (882,091)           944,965      4,263,758     3,915,279
Investments-Net:                                                      -------------    ---------------   ------------   ------------
                   Total realized and unrealized gain (loss) on
                   investments-net                                       (1,492,022)           936,253        311,460     3,777,609
                                                                      -------------    ---------------   ------------   ------------
                   Net Increase in Net Assets Resulting
                   from Operations                                       $1,846,536         $3,289,726     $6,749,099    $8,380,694
                                                                      =============    ===============   ============   ============

------------------------------------------------------------------------------------------------------------------------------------

                   See Notes to Condensed Financial Statements.

            Access Capital Strategies Community Investment Fund, Inc.

            CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

                                                                            September 1,  September 1,
                                                                               2002           2001      June 1, 2002  June 1, 2001
                                                                            to November   to November    to November  to November
                  Increase (Decrease) in Net Assets:                          30, 2002      30, 2001      30, 2002     30, 2001
----------------------------------------------------------------------------------------------------------------------------------
Operations:       Investment income-net                                       $3,338,558    $2,353,473    $6,437,639    $4,603,085
                  Realized loss on investments-net                              (609,931)       (8,712)   (3,952,298)     (137,670)
                  Change in unrealized appreciation on investments-net          (882,091)      944,965     4,263,758     3,915,279
                                                                            ------------  ------------  ------------  ------------
                  Net increase in net assets resulting from operations         1,846,536     3,289,726     6,749,099     8,380,694
                                                                            ------------  ------------  ------------  ------------

----------------------------------------------------------------------------------------------------------------------------------
Dividends to      Dividends to shareholders from investment income-net        (3,296,895)   (2,350,455)   (6,397,771)   (4,441,189)
Shareholders:                                                               ------------  ------------  ------------  ------------


----------------------------------------------------------------------------------------------------------------------------------

Capital Share     Change in net assets resulting from capital share
Transactions:     transactions                                                18,954,812    22,354,168    43,460,367    39,343,205
                                                                            ------------  ------------  ------------  ------------


----------------------------------------------------------------------------------------------------------------------------------
Net Assets:       Total increase in net assets                                17,504,453    23,293,439    43,811,695    43,282,710
                  Beginning of period                                        211,191,061   142,176,943   184,883,819   122,187,672
                                                                            ------------  ------------  ------------  ------------
                  End of period*                                            $228,695,514  $165,470,382  $228,695,514  $165,470,382
                                                                            ============  ============  ============  ============

----------------------------------------------------------------------------------------------------------------------------------
                * Undistributed investment income-net                           $984,557      $785,118    $  984,557    $  785,118
                                                                            ============  ============  ============  ============

----------------------------------------------------------------------------------------------------------------------------------

                  See Notes to Condensed Financial Statements.

            Access Capital Strategies Community Investment Fund, Inc.

                 CONDENSED STATEMENTS OF CASH FLOWS (unaudited)


                                                                            September 1,   September 1,
                                                                               2002           2001       June 1, 2002  June 1, 2001
                                                                            to November    to November    to November   to November
                                                                             30, 2002       30, 2001       30, 2002      30, 2001
-----------------------------------------------------------------------------------------------------------------------------------
Cash Provided  Net increase in net assets resulting from operations        $  1,846,536  $  3,289,726  $   6,749,099  $   8,380,694
by Operating   Adjustments to reconcile net increase in net assets
Activities:    resulting from operations to net cash provided by
               operating activities:
                  Decrease (increase) in receivables                             29,186      (285,493)      (208,047)      (473,130)
                  Decrease in deposit from brokers                                    -     1,486,539     21,094,066      1,544,631
                  Decrease (increase) in other assets                            (1,666)     (320,598)       214,164       (346,000)
                  Decrease in other liabilities                                  (3,489)   (1,495,244)   (21,313,390)    (1,376,222)
                  Realized and unrealized loss (gain) on investments-net      1,492,022      (936,253)      (311,460)    (3,777,609)
                   Amortization of premium and discount                          33,237       (85,393)        18,736       (188,350)
                  Change in unrealized depreciation on financial futures
                  contracts - net                                               (11,105)            -        220,814              -
                  Change in unrealized depreciation on short sales - net              -        (5,768)       220,934        (13,272)
                  Realized gain (loss) on financial futures contracts-net      (542,351)      176,134     (3,395,453)       161,531
                  Realized loss on short sales - net                                  -             -         (6,012)             -
                                                                           ------------   -----------  -------------  --------------
                  Net cash provided by operating activities                   2,842,370     1,823,650      3,283,451      3,912,273
                                                                           ------------   -----------  -------------  --------------

-----------------------------------------------------------------------------------------------------------------------------------
Cash Used     Proceeds from paydowns and sales of long-term investments      30,262,782    49,613,839     87,612,409     80,785,472
for Investing Purchases of long-term investments                            (63,164,195)  (69,324,786)  (144,073,924)  (125,499,059)
Activities:   Purchases of short-term investments-net                                 -    (3,276,941)             -     (2,453,068)
                                                                           ------------   -----------  -------------  --------------
              Net cash used for investing activities                        (32,901,413)  (22,987,888)   (56,461,515)   (47,166,655)
                                                                           ------------   -----------  -------------  --------------

-----------------------------------------------------------------------------------------------------------------------------------
Cash          Cash receipts from issuance of common stock                    18,589,620    20,730,506     41,921,343     36,920,503
Provided      Cash receipts from reverse repurchase agreements               48,700,000    17,600,000     63,216,657     37,900,000
by Financing  Cash payments on reverse repurchase agreements                (34,100,000)  (16,000,000)   (46,716,657)   (28,900,000)
Activities:   Dividends paid to shareholders                                 (2,931,703)   (1,376,793)    (4,858,747)    (2,668,487)
                                                                           ------------   -----------  -------------  --------------
              Net cash provided by financing activities                      30,257,917    20,953,713     53,562,596     43,252,016
                                                                           ------------   -----------  -------------  --------------

-----------------------------------------------------------------------------------------------------------------------------------
Cash:         Net increase (decrease) in cash                                   198,874      (210,525)       384,532         (2,366)
              Cash at beginning of period                                       745,701       211,705        560,043          3,546
                                                                           ------------   -----------  -------------  -------------
              Cash at end of period                                           $ 944,575  $      1,180  $     944,575  $       1,180
                                                                           ============  ============  =============  =============

-----------------------------------------------------------------------------------------------------------------------------------
Cash Flow
Information:  Cash paid for interest                                          $ 170,695  $    127,000  $     311,105  $     249,062
                                                                           ============  ============  =============  =============

-----------------------------------------------------------------------------------------------------------------------------------
Non-Cash
Financing     Capital shares issued in reinvestment of dividends paid to
Activities:   shareholders                                                    $ 365,192  $    973,662  $   1,539,024  $   1,772,702
                                                                           ============  ============  =============  =============



               See Notes to Condensed Financial Statements.

            Access Capital Strategies Community Investment Fund, Inc.

                        FINANCIAL HIGHLIGHTS (UNAUDITED)


     The following per share data and ratios have been derived from information provided in the financial statements.

                                                                   September 1, 2002   September 1, 2001  June 1, 2002  June 1, 2001
                                                                      to November         to November      to November   to November
                 Increase (Decrease) in Net Asset Value:               30, 2002             30, 2001        30, 2002      30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Per Share        Net asset value, beginning of period ...........            $10.28              $10.20       $10.19         $9.97
Operating                                                           ----------------   -----------------  -----------   -----------
Performance:       Investment income-net ........................               .15 ++              .16          .31 ++        .32
##                 Realized and unrealized gain (loss) on
                    investments-net .............................              (.06)                .06          .03           .29
                                                                    ----------------   -----------------  -----------   -----------
                 Total from investment operations ...............               .09                 .22          .34           .61
                                                                    ----------------   -----------------  -----------   -----------
                 Less dividends from investment income-net ......              (.15)               (.16)        (.31)         (.32)
                                                                    ----------------   -----------------  -----------   -----------
                 Net asset value, end of period .................            $10.22              $10.26       $10.22        $10.26
                                                                    ================   =================  ===========   ===========

-----------------------------------------------------------------------------------------------------------------------------------
Total            Based on net asset value per share .............             0.85% #             2.17% #      3.38% #       6.24% #
Investment                                                          ================   =================  ===========   ===========
Return:**
-----------------------------------------------------------------------------------------------------------------------------------
Ratios to        Expenses, net of reimbursement and excluding
Average Net       interest expense ..............................              .67% *              .58% *       .66% *        .58% *
Assets:+                                                            ================   =================  ===========   ===========
                 Expenses, excluding interest expense ...........              .74% *              .58% *       .74% *        .58% *
                                                                    ================   =================  ===========   ===========
                 Expenses .......................................             1.06% *              .58% *      1.03% *        .58% *
                                                                    ================   =================  ===========   ===========
                 Investment income-net ..........................             6.17% *             5.72% *      6.20% *       5.86% *
                                                                    ================   =================  ===========   ===========

-----------------------------------------------------------------------------------------------------------------------------------
Ratios to        Expenses, net of reimbursement and excluding
Average Net       interest expense ..............................              .57% *                 -         .57% *           -
Assets,                                                             ================   =================  ===========   ===========
Including        Expenses, excluding interest expense ...........              .63% *                 -         .64% *           -
Borrowings:+                                                        ================   =================  ===========   ===========
                 Expenses .......................................              .90% *                 -         .89% *           -
                                                                    ================   =================  ===========   ===========
                 Investment income-net ..........................             5.28% *                 -         5.36% *          -
                                                                    ================   =================  ===========   ===========

-----------------------------------------------------------------------------------------------------------------------------------
Supplemental     Net assets, end of period (in thousands) .......          $228,696            $165,470     $228,696      $165,470
Data:                                                               ================   =================  ===========   ===========

-----------------------------------------------------------------------------------------------------------------------------------

               * Annualized.
              ** Total investment returns exclude the effects of sales charges.
               # Aggregate total investment return.
              ## Per share operating performance figures have been adjusted, where applicable, to reflect a 10,000 for 1 stock split that occurred on July 9, 2001.
               + Prior to fiscal 2002, Access Capital LLC paid the Fund's operating expenses and received six basis points for reimbursement and the amounts paid by Access in excess of reimbursement were disclosed in the notes to the financial statements. Commencing in fiscal 2002, the Fund's operating expenses are being recorded by the Fund and the Fund is being reimbursed by Access and MLIM for operating expenses in excess of six basis points.
              ++ Based on average shares outstanding.

                 See Notes to Condensed Financial Statements.

            Access Capital Strategies Community Investment Fund, Inc.

                             Schedule of Investments

                          November 30, 2002 (unaudited)



                                                                         Face Amount        Market Value
                                                                      ------------------ ------------------
MORTGAGE-BACKED SECURITIES (119.3%):
     Federal National Mortgage Association (FNMA) (82.6%):

          15 Year Fixed Rate Single Family Mortgage-Backed Securities
           5.50%, 3/1/16                                                    $   489,722        $   508,185
           6.00%, 4/1/14                                                        417,867            438,593
           6.50%, 6/1/14                                                        456,045            482,484
           7.00%, 1/1/15                                                        388,963            413,818

          30 Year Fixed Rate Single Family Mortgage-Backed Securities
           5.00%, 3/1/29 - 7/1/32                                            20,684,782         20,234,859
           5.50%, 1/1/29 - 11/1/32 (a)                                        7,283,675          7,321,269
           6.00%, 7/1/29 - 10/1/32 (a)                                       37,030,700         38,059,096
           6.48%, 3/1/32                                                        721,211            754,140
           6.50%, 5/1/17 - 7/1/32                                            77,506,725         80,537,167
           6.61%, 3/1/20                                                      1,105,318          1,183,036
           6.70%, 6/1/19                                                        667,640            727,215
           7.00%, 5/1/29 - 3/1/31                                             9,057,017          9,508,601
           7.25%, 12/1/29                                                        81,086             85,909
           7.50%, 7/1/29 - 2/1/31                                            10,612,085         11,272,097
           7.90%, 1/1/18                                                      2,148,650          2,595,378
           8.00%, 2/1/30 - 4/1/30                                             1,579,157          1,696,375
                                                                                         ------------------


                    Total single family mortgage-backed securities                             175,818,222
                                                                                         ------------------


          Multi-Family Mortgage-Backed Securities
           6.53%, 6/1/16                                                        269,268            297,436
           7.12%, 9/1/10                                                      7,843,427          8,974,228
           7.42%, 10/1/18                                                     1,965,943          2,239,252
           7.58%, 5/1/18                                                        622,498            736,774
           7.97%, 9/1/17                                                        753,365            897,976
                                                                                         ------------------


                    Total multi-family mortgage-backed securities                               13,145,666
                                                                                         ------------------

                    Total Federal National Mortgage Association securities                     188,963,888
                                                                                         ------------------


                      Federal Home Loan Mortgage Corporation (33.2%):

          30 Year Fixed Rate Single Family Mortgage-Backed Securities
           5.50%, 9/1/29 (a)                                                  6,542,685          6,607,612
           6.00%, 3/1/31 - 9/1/32 (a)                                        32,260,737         33,102,084
           6.50%, 6/1/29 - 8/1/32                                            26,180,025         27,211,451
           7.00%, 10/1/29 - 3/1/32                                            6,514,449          6,832,116
           7.50%, 12/1/29 - 3/1/30                                            2,106,940          2,237,069
                                                                                         ------------------

                    Total Federal Home Loan Mortgage Corporation
                         single family mortgage-backed securities                               75,990,332
                                                                                         ------------------


     GNMA Pool (3.0%):
          Multi-Family Mortgage-Backed Securities
           6.00%, 12/15/31                                        $  1,124,676     $   1,163,392
           6.25%, 9/15/32                                              538,169           570,045
           6.50%, 4/15/32 - 4/20/32                                  1,920,198         2,005,258
           7.00%, 4/15/32                                              962,690         1,016,312
           8.25%, 12/15/32                                           1,704,880         1,976,138
                                                                                   --------------
                    Total GNMA Pool multi-family mortgage-backed
                        securities                                                     6,731,145
                                                                                   --------------
     Small Business Administration (0.5%)
           2.125%, 6/25/18                                           1,216,182         1,209,584
                                                                                   --------------
                    Total mortgage-backed securities                                 272,894,949
                                                                                   --------------
GUARANTEED NOTES (0.6%):

     Boston, MA, U.S. Government Guaranteed Notes
           6.85%, 8/1/07                                             1,290,000         1,315,091
                                                                                   --------------
                    Total guaranteed notes                                             1,315,091
                                                                                   --------------

-------------------------------------------------------------------------------------------------

Total investments (cost $265,372,823) - 119.9%                                     $ 274,210,040

Variation margin on financial futures contracts* -
0.0%                                                                                     (51,531)

Liabilities in excess of other assets - (19.9%)                                      (45,462,995)
                                                                                   --------------

                    Net assets - 100%                                              $ 228,695,514
                                                                                   ==============

-------------------------------------------------------------------------------------------------

(a) Includes a "to-be-announced" (TBA) transaction. The Fund has committed to purchasing securities for which all specific information is not available at this time.

* Pursuant to the financial futures contracts, the Fund agrees to receive from or pay to the broker an amount equal to the daily fluctuation in value of the contract. Such receipts or payments, which are settled the following business day, are known as variation margin and are recorded by the Fund as unrealized gains or losses. Financial futures contracts sold as of November 30, 2002 were as follows:

-------------------------------------------------------------------
        Number of                       Expiration
        Contracts         Issue            Date           Value
-------------------------------------------------------------------
                        US 5 year        December
          194        Treasury Bonds       2002         $21,685,563
-------------------------------------------------------------------
           Total financial futures contracts sold
             (Total contract price-$21,398,237)        $21,685,563
                                                      =============
-------------------------------------------------------------------

                  See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.       Basis of Presentation

The accompanying unaudited condensed financial statements reflect the results of operations for Access Capital Strategies Community Investment Fund, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. The results of operations and other data for the quarter and six-months ended November 30, 2002 are not necessarily indicative of the results that may be expected for any other future interim period or the fiscal year ending May 31, 2003. The information in this report should be read in conjunction with the financial statements and accompanying notes included in the May 31, 2002 Annual Report on Form 10-K. The Fund has not changed its accounting and reporting policies from those disclosed in its May 31, 2002 financial statements.

In preparing the condensed financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the statement of assets and liabilities and revenue and expenses for the period. Actual results could differ from those estimates; any such differences are expected to be immaterial to the net assets of the Fund.

This report covers the activity from June 1, 2002 through November 30, 2002.

2.       Realized Gain/Loss

For the quarter ended November 30, 2002 the realized loss was $609,931, compared to a realized loss of $3,342,367 for the prior quarter ended August 31, 2002. In each case, the realized loss was primarily due to the Fund's hedging activities. The Fund experiences a realized gain or loss on its hedges when the positions are closed or when they are rolled from one expiration cycle to the next.

3.       Fees and Expenses

The Fund previously agreed to pay two basis points (0.02%) of the Fund's monthly net assets to reimburse the Fund's Manager for organizational and offering expenses. In December 2002, subsequent to the quarter ended November 30, 2002, the Fund's Board of Directors approved the continuance of the two basis point reimbursement to cover unreimbursed operating expenses paid by the Fund's Manager in the operation of the Fund prior to March 2001. These unreimbursed operating expenses total $336,269.

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

Management believes the Fund was in compliance with the above requirements for the quarter ended November 30, 2002.

Fund Operations

Investment Activity

Purchases

During the quarter ended November 30, 2002, the Fund purchased $52.3 million aggregate amount of new community development securities. During the quarter ended November 30, 2001, the Fund had purchased $77.6 million aggregate amount of new community development securities.

During the six months ended November 30, 2002, the Fund purchased $143.0 million aggregate amount of new community development securities. During the six months ended November 30, 2001, the Fund had purchased $128.4 million aggregate amount of new community development securities.

Sales

During the quarter ended November 30, 2002, the Fund sold $30.0 million aggregate amount of securities (including principal paydowns but excluding securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities). During the quarter ended November 30, 2001, the Fund had sold $59.7 million aggregate amount of securities (including principal paydowns but excluding securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities).

During the six months ended November 30, 2002, the Fund sold $82.6 million aggregate amount of securities (including principal paydowns but excluding securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities). During the six months ended November 30, 2001, the Fund had sold $90.9 million aggregate amount of securities (including principal paydowns but excluding securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities).

Borrowings

The Fund is permitted to use leverage in its investment program, subject to certain restrictions set forth in its Private Offering Memorandum and the Investment Company Act of 1940 (the "1940 Act").

For the quarter ended November 30, 2002, the Fund averaged approximately $38.7 million in borrowings at an average rate of approximately 1.78% compared to the quarter ended November 30, 2001 when the Fund averaged approximately $17.0 million in borrowings at an average rate of approximately 2.78%.

For the six month period ended November 30, 2002, the Fund averaged approximately $33.2 million in borrowings at an average rate of approximately 1.82% compared to the six month period ended November 30, 2001 when the Fund averaged approximately $14.6 million in borrowings at an average rate of approximately 3.25%.

In each of the above referenced periods, the total proceeds from borrowings were primarily used to support additional investments in the Fund's Designated Target Regions.

Net Assets and Fund Holdings at November 30, 2002

At November 30, 2002, the Fund's Net Asset Value was $228.7 million, or $10.22 per share. At the end of the prior fiscal quarter, August 31, 2002, the Fund's Net Asset Value was $211.2 million, or $10.28 per share. At the end of the most recent fiscal year, May 31, 2002, the Net Asset Value was $184.9 million, or $10.19 per share. A year ago at November 30, 2001, the Fund's Net Asset Value was $165.5 million, or $10.26 per share.

The $17.5 million, or 8.3%, quarter-to-quarter increase in net assets from $211.2 million to $228.7 million was primarily attributable to the sale of new shares in the Fund. The $63.2 million, or 38.2%, year-to-year increase in net assets was also primarily attributable to the sale of new shares in the Fund.

The Fund's primary investments are listed on the Schedule of Investments included with this report.

Investment Income

The Fund had investment income net of all fees and expenses (as discussed below) of $3.34 million for the quarter ended November 30, 2002, an increase of approximately $0.24 million, or 7.7%, from net investment income of $3.10 million for the prior fiscal quarter, which ended August 31, 2002, and an increase of approximately $0.99 million, or 42.1%, from net investment income of $2.35 million for the fiscal quarter ended November 30, 2001. The increases were each largely due to an increase in the average net assets of the Fund.

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

For the quarter ended November 30, 2002, the management fee paid by the Fund was $318,440. For the prior fiscal quarter, which ended August 31, 2002, the management fee paid by the Fund was $286,669. For the year ago fiscal quarter ended November 30, 2001, the management fee paid by the Fund was $207,744. The quarter-to-quarter and year-to-year management fee increases were primarily due to increases in the net assets of the Fund.

The Fund is also charged at an annual rate of up to six basis points (0.06%) of the Fund's monthly net assets for custody and portfolio accounting services and operating expenses. To the extent such expenses exceed six basis points (0.06%) of the Fund's total assets, they will be borne by Access and MLIM, except that in the event such expenses are less than six basis points of the Fund's total assets in any year, the amount by which such expenses are less than six basis points of the Fund's total assets will be paid by the Fund to Access and MLIM to the extent necessary to reimburse Access and MLIM for expenses paid by Access and MLIM in prior periods). In addition, the Fund is currently charged at an annual rate of two basis points (0.02%) of the Fund's monthly net assets to reimburse Access for organizational and offering expenses. As described under "Notes to Condensed Financial Statements" above, in December 2002 the Fund's Board of Directors approved the continuance of the two basis reimbursement charge to also cover unreimbursed operating expenses incurred by Access prior to March 1, 2001.

Yield

At the quarter ended November 30, 2002, the SEC current yield was 5.90%, compared to 6.08% for the quarter ended August 31, 2002 and 6.37% for the quarter ended November 31, 2001.

For the quarter ended November 30, 2002 the ratio of net investment income to average net assets was 6.17% compared to 6.24% for the prior quarter, which ended August 31, 2002, and 5.72% for the year ago quarter ended November 30, 2001.

Interest rates for the quarter ended November 30, 2002 were generally lower than in the previous and year ago quarters. Despite adding new portfolio investments in a lower rate environment, and experiencing higher Net Asset Values, the Fund's current yield and ratio of net investment income to average net assets have both held up very well. The Fund's higher yields are due to the use of leverage during a time of a steep yield curve, the performance of existing investments purchased when rates were higher and investments in multi-family securities with high coupons and prepayment protection.

Realized Gain/Loss

For the quarter ended November 30, 2002 the realized loss was $609,931 compared to a realized loss of $3,342,367 for the prior quarter, which ended August 31, 2002, and a realized loss of $8,712 for the quarter ended November 30, 2001. The realized losses were primarily due to the Fund's hedging activities as the Fund experiences a realized gain or loss on its hedges when the positions are closed or when they are rolled from one expiration cycle to the next.

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

The Fund pays dividends on a calendar quarter basis. The Fund paid a quarterly dividend of $0.1512 per share on October 7, 2002 to shareholders of record as of September 30, 2002. The prior quarter, the Fund paid a quarterly dividend of $0.1614 per share on July 10, 2002 to shareholders of record as of July 1, 2002. A year ago, the Fund paid a quarterly dividend of $0.161 per share on October 25, 2001 to shareholders of record as of October 1, 2001. Interest rates for the quarter ended November 30, 2002 were generally lower than in the previous and year ago quarters. Despite adding new portfolio investments in a lower rate environment, the Fund's per share dividend has held up very well. Maintenance of a relatively high dividend is due to the use of leverage during a time of a steep yield curve, the performance of existing investments purchased when rates were higher and investments in multi-family securities with high coupons and prepayment protection.

Total Return

For the quarter ended November 30, 2002, the total return was 0.85%, compared to a total return of 2.51% in the quarter ended August 31, 2002 and a total return of 2.17% in the comparable period ended November 30, 2001.

The bond market rally that occurred for much of 2002 let up during the quarter ended November 30, 2002. In early October rates hit historic lows and then began to move back up. Prices of assets owned by the Fund move inversely to interest rates and ended the quarter flat or below levels three months earlier. In addition, the Fund's hedging activities perform inversely to interest rates and the amount of negative impact in September and early October was greater than the positive impact from mid October to quarter end.

Fund Designated Target Regions at November 30, 2002

The Fund's Designated Target Regions ("DTRs") are provided by Fund shareholders at the time of investment. At November 30, 2002 DTRs were:

     ---------------------------------------------------------------------------
             DTRs                                                   AMOUNT
     ---------------------------------------------------------------------------
     AL/FL/GA/LA/MS                                             $   5,000,000
     ---------------------------------------------------------------------------
     Arizona                                                       10,000,000
     ---------------------------------------------------------------------------
     Boston & Cambridge, MA                                           500,000
     ---------------------------------------------------------------------------
     California                                                    19,668,939
     ---------------------------------------------------------------------------
     Connecticut                                                    2,039,798
     ---------------------------------------------------------------------------
     CA/TX/AZ/NV/NYC                                                8,000,000
     ---------------------------------------------------------------------------
     Florida                                                          500,000
     ---------------------------------------------------------------------------
     Illinois                                                         500,000
     ---------------------------------------------------------------------------
     Texas/Louisiana                                                5,000,000
     ---------------------------------------------------------------------------
     Massachusetts                                                 25,927,019
     ---------------------------------------------------------------------------
     MA/NH/CT                                                       1,000,000
     ---------------------------------------------------------------------------
     MA/NH                                                          1,000,000
     ---------------------------------------------------------------------------
     MA/PA/NJ/CT/RI                                                10,000,000
     ---------------------------------------------------------------------------
     New England                                                   17,123,838
     ---------------------------------------------------------------------------
     NY/DC                                                         10,000,000
     ---------------------------------------------------------------------------
     NY/NJ/TX/FL/CA/MD/DE                                          10,000,000
     ---------------------------------------------------------------------------
     New Jersey                                                     5,279,616
     ---------------------------------------------------------------------------
     New Mexico/Nevada                                              6,000,000
     ---------------------------------------------------------------------------
     NM/TX                                                            600,000
     ---------------------------------------------------------------------------
     Oregon                                                           500,000
     ---------------------------------------------------------------------------
     Pennsylvania                                                   2,000,000
     ---------------------------------------------------------------------------
     PA/CA/DC/VA                                                      650,000
     ---------------------------------------------------------------------------
     Rhode Island                                                     250,000
     ---------------------------------------------------------------------------
     South Carolina                                                   500,000
     ---------------------------------------------------------------------------
     South Dakota                                                   5,578,001
     ---------------------------------------------------------------------------
     Texas                                                         13,315,178
     ---------------------------------------------------------------------------
     Utah                                                           1,500,000
     ---------------------------------------------------------------------------
     Utah/NJ                                                       59,186,508
     ---------------------------------------------------------------------------
     Washington                                                     1,000,000
     ---------------------------------------------------------------------------
     Washington/Oregon                                              2,000,000
     ---------------------------------------------------------------------------
     TOTAL                                                      $224,618,897
     ---------------------------------------------------------------------------


Fund Impact per the Community Reinvestment Act

The Fund invests in securities that support community development economic activity as defined in the CRA.

At November 30, 2002, the Fund's investments had outstanding loans to 2,849 homebuyers with incomes below 80% of median income from the following states in the following numbers.

Whole Loans

Alabama                              25
Arizona                             117
California                          170
Connecticut                          35
Delaware                             12
Florida                              50
Georgia                               8
Illinois                             12
Louisiana                            25
Maryland                             73
Massachusetts                       484
Mississippi                           3
Nevada                               33
New Hampshire                         5
New Jersey                          541
New Mexico                           38
New York                            123
North Carolina                        1
Oregon                               17
Pennsylvania                        379
Rhode Island                         15
South Carolina                       10
South Dakota                         56
Texas                               276
Utah                                262
Virginia                             12
Washington                           17
Washington D.C.                      50
                                  -----
                                  2,849

As of November 30, 2002, the Fund's investments had outstanding loans to sponsors of 1,376 multi-family, 14 community based non-profit affordable housing rental units, 61 Acorn affordable housing units in Low Income Housing Tax Credit or HUD insured subsidized properties and 11 SBA loans from the following states in the following amounts.

Multi-Family Units

Alabama                              52
California                          222
Louisiana                           144
Massachusetts                       504
New York                            157
Texas                               227
Utah                                 70
                                  -----
                                  1,376

Community Based Non-Profit

Rhode Island               14
                           --
                           14

Acorn    Affordable Housing

Massachusetts              61
                           --
                           61

SBA Loans

Utah                       11
                           --
                           11

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

During the quarter ended November 30, 2002, new shareholders purchased an additional 1,805,626 shares of the Fund for total proceeds of $18,589,620. In addition, dividend reinvestments resulted in 35,785 additional new shares being issued by the Fund for total proceeds of $365,192. During the preceding quarter ended August 31, 2002, new shareholders purchased an additional 2,280,013 shares of the Fund for total proceeds of $23,331,723, and dividend reinvestments resulted in 117,126 additional new shares being issued by the Fund for total proceeds of $1,173,832. During the year ago quarter ended November 30, 2001, new shareholders purchased an additional 2,087,046 shares for total proceeds of $21,380,506, and dividend reimbursements resulted in 95,233 additional new shares being issued by the Fund for total proceeds of $973,662.

As discussed in the Private Offering Memorandum, the Fund allows shareholders to redeem their shares in accordance with Rule 23c-3 of the 1940 Act.

There were no redemptions of Fund shares during the quarter ended November 30, 2002. There were no redemptions in the preceding quarter ended August 30, 2002 or the year ago quarter period ended November 30, 2001.

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

A summary of the Fund's portfolio holdings is contained in Item 1.

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



                                          Access Capital Strategies Community Investment Fund, Inc.

Date:    January 14, 2003                 /s/ Ronald A. Homer
                                          ----------------------------------------------
                                          Ronald A. Homer, Chairman

Date:    January 14, 2003                 /s/ Kevin J. Mulvaney
                                          ----------------------------------------------
                                          Kevin J. Mulvaney, Director

Date:    January 14, 2003                 /s/ Peter Blampied
                                          ----------------------------------------------
                                          Peter Blampied, Director

Date:    January 14, 2003                 /s/ M. Colyer Crum
                                          ----------------------------------------------
                                          M. Colyer Crum, Director

Date:    January 14, 2003                 /s/ Terry K. Glenn
                                          ----------------------------------------------
                                          Terry K. Glenn, Director

Date:    January 14, 2003                 /s/ Stephen B. Swensrud
                                          ----------------------------------------------
                                          Stephen B. Swensrud, Director

Date:    January 14, 2003                 /s/ David F. Sand
                                          ----------------------------------------------
                                          David F. Sand, Chief Executive Officer,
                                          Principal Accounting Officer, Principal Financial Officer


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

January 14, 2003


/s/ DAVID F. SAND
-----------------------------------
David F. Sand
Chief Executive Officer and
Principal Financial Officer

                        CERTIFICATION OF PERIODIC REPORT


         I, David F. Sand, Chief Executive Officer and Principal Financial Officer of Access Capital Strategies Community Investment Fund, Inc. (the "Fund"), certify, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) the Quarterly Report on Form 10-Q of the Fund for the fiscal quarter ended November 30, 2002, as filed with the Securities and Exchange Commission or the date hereof (the "Quarterly Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.


         /s/ David F. Sand
         --------------------------
         David F. Sand
         Chief Executive Officer and
         Principal Financial Officer



Dated: January 14, 2002