Form 10-Q
period 2003-02-28
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2003-04-14
CIK 1040241

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended February 28, 2003

                                       Or

     [_] Transition Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

            For the transition period from _______ to _______________

                          Commission File No. 817-00807


            Access Capital Strategies Community Investment Fund, Inc.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Maryland                         04-3369393
           --------------------------------       -------------------
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

                                       N/A
     ----------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The registrant had 74 shareholders and 23,477,832.68 shares of common stock outstanding as of February 28, 2003.

            Access Capital Strategies Community Investment Fund, Inc.
                  February 28, 2003 Form 10-Q Quarterly Report

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
                                                                                PAGE
                                                                                ----
         Item 1. Condensed Financial Statements

                   Condensed Statements of Assets and Liabilities ..............   3
                   February 28, 2003 (unaudited), May 31, 2002 and
                   February 28, 2002 (unaudited)

                   Condensed Statements of Operations (unaudited) ..............   4
                   Three months ended February 28, 2003 and 2002
                   Nine months ended February 28, 2003 and 2002

                   Condensed Statements of Changes in Net Assets (unaudited) ...   5
                   Three months ended February 28, 2003 and 2002
                   Nine months ended February 28, 2003 and 2002

                   Condensed Statements of Cash Flows (unaudited) ..............   6
                   Three months ended February 28, 2003 and 2002
                   Nine months ended February 28, 2003 and 2002

                   Financial Highlights (unaudited) ............................   7
                   Three months ended February 28, 2003 and 2002
                   Nine months ended February 28, 2003 and 2002

                   Schedule of Investments (unaudited) .........................   8
                   February 28, 2003

                   Notes to Condensed Financial Statements (unaudited) .........  10

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ...........................  11

         Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk ...................................................  18

PART II. OTHER INFORMATION 19

         Item 1. Legal proceedings .............................................  19

         Item 2. Changes in securities .........................................  19

         Item 3. Defaults upon senior securities ...............................  19

         Item 4. Submission of matters to a vote of security holders ...........  19

         Item 5. Other information .............................................  19

         Item 6. Exhibits and reports ..........................................  19

         Signatures ............................................................  20

         Certification .........................................................  21

            Access Capital Strategies Community Investment Fund, Inc.

                 CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

                                                            February 28, 2003                           February 28, 2002
                                                               (unaudited)           May 31, 2002          (unaudited)
                                                            -----------------       --------------      -----------------
Assets:
Investments, at value* ...............................        $ 292,450,807         $ 210,540,038         $ 204,365,148
Cash .................................................                    -               560,043             1,147,581
Deposits with broker .................................                    -            21,094,066            17,972,267
Receivables:
    Securities sold ..................................                    -             4,988,156                     -
    Interest .........................................            1,580,003             1,215,148             1,206,134
    Principal paydowns ...............................               34,367                     -               458,663
    Variation margin .................................                    -                18,094                     -
Prepaid expenses and other assets ....................               67,847               278,375               223,093
                                                              -------------         -------------         -------------
Total assets .........................................          294,133,024           238,693,920           225,372,886
                                                              -------------         -------------         -------------

Liabilities:
Securities sold short (proceeds received -
$21,094,066 and $17,972,267, respectively) ...........                    -            21,315,000            18,119,900
Payables:
   Reverse repurchase agreements (including
   accrued interest of $24,062, $34,812 and $18,819,
   respectively) .....................................           47,424,062            25,234,812            27,318,819
   Securities purchased ..............................            3,130,997             6,981,698             2,954,217
   Investment advisor ................................              248,657               184,928               152,521
   Custodian bank ....................................              346,642                     -                     -
   Variation margin ..................................               97,185                     -                     -
Accrued expenses and other liabilities ...............               35,264                93,663                47,050
                                                              -------------         -------------         -------------
Total liabilities ....................................           51,282,807            53,810,101            48,592,507
                                                              -------------         -------------         -------------

Net Assets:
Net Assets ...........................................        $ 242,850,217         $ 184,883,819         $ 176,780,379
                                                              =============         =============         =============

Net Assets Consist of:
Paid-in capital ......................................          235,771,189           181,128,349           171,709,927
                                                              -------------         -------------         -------------
Undistributed investment income - net ................            1,109,744               944,689               778,331
Accumulated realized capital losses on investments-net           (6,831,050)           (1,475,351)           (1,032,521)
Unrealized appreciation on investments-net ...........           12,800,334             4,286,132             5,324,642
                                                              -------------         -------------         -------------
Total accumulated earnings-net .......................            7,079,028             3,755,470             5,070,452
                                                              -------------         -------------         -------------
Net Assets ...........................................        $ 242,850,217         $ 184,883,819         $ 176,780,379
                                                              =============         =============         =============
Net Asset Value Per Share ............................        $       10.34         $       10.19         $       10.27
                                                              =============         =============         =============

-----------------------------------------------------------------------------------------------------------------------
 *Identified Cost ....................................        $ 279,632,792         $ 205,524,832         $ 198,892,872
Shares issued and outstanding ........................           23,477,833            18,139,657            17,206,219

-----------------------------------------------------------------------------------------------------------------------


See Notes to Condensed Financial Statements.

            Access Capital Strategies Community Investment Fund, Inc.

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                               December 1, 2002    December 1, 2001  June 1, 2002  June 1, 2001
                                                                 to February         to February      to February   to February
                                                                   28, 2003            28, 2002         28, 2003      28, 2002
--------------------------------------------------------------------------------------------------------------------------------
Investment         Interest .................................        $4,151,253          $2,885,712   $11,578,910    $8,182,946
Income:

Expenses:          Management fees ..........................           354,144             221,282       959,253       618,552
                   Interest .................................           159,165              73,557       460,533       313,899
                   Professional fees ........................            29,248              30,528        73,353        70,929
                   Accounting services ......................            22,314              21,040        65,228        50,283
                   Organizational fees ......................            11,691               7,997        32,445        22,248
                   Director's fees and expenses .............             5,514               7,557        21,276        20,286
                   Custodian fees ...........................             6,487               3,350        17,898         7,131
                   Transfer agent fees ......................             4,495               6,687        14,555        16,242
                   Pricing fees .............................             5,783               3,962        11,395         7,770
                   Other ....................................             4,931               7,187        17,028        17,022
                                                               ----------------  ------------------  ------------  ------------
                   Total expenses before reimbursement ......           603,772             383,147     1,672,964     1,144,362
                   Reimbursement of expenses ................           (43,332)            (56,086)     (122,506)     (123,152)
                                                               ----------------  ------------------  ------------  ------------
                   Total expenses after reimbursement .......           560,440             327,061     1,550,458     1,021,210
                                                               ----------------  ------------------  ------------  ------------
                   Investment income-net ....................         3,590,813           2,558,651    10,028,452     7,161,736
                                                               ----------------  ------------------  ------------  ------------

Realized &         Realized gain (loss) on investments-net ..        (1,403,401)             56,687    (5,355,699)      (80,983)
Unrealized         Change in unrealized appreciation on
Gain (Loss) on     investments-net ..........................         4,250,444             268,345     8,514,202     4,183,624
                                                               ----------------  ------------------  ------------  ------------
Investments -      Total realized and unrealized gain on ....         2,847,043             325,032     3,158,503     4,102,641
                   investments-net
Net:               Net Increase in Net Assets Resulting
                                                               ----------------  ------------------  ------------  ------------
                   from Operations ..........................        $6,437,856          $2,883,683   $13,186,955   $11,264,377
                                                               ----------------  ------------------  ------------  ------------

                  See Notes to Condensed Financial Statements.

            Access Capital Strategies Community Investment Fund, Inc.

            CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

                                                                      December 1, 2002  December 1, 2001  June 1, 2002  June 1, 2001
                                                                         to February       to February    to February   to February
                Increase (Decrease) in Net Assets:                        28, 2003          28, 2002       28, 2003       28, 2002
Operations:     Investment income-net ...............................     $  3,590,813    $  2,558,651   $ 10,028,452  $  7,161,736
                Realized gain (loss) on investments-net .............       (1,403,401)         56,687     (5,355,699)      (80,983)
                Change in unrealized appreciation on investments-
                net .................................................        4,250,444         268,345      8,514,202     4,183,624
                                                                          ------------    ------------   ------------  ------------
                Net increase in net assets resulting from
                operations ..........................................        6,437,856       2,883,683     13,186,955    11,264,377
                                                                          ------------    ------------   ------------  ------------
Dividends to    Dividends to shareholders from investment income-
Shareholders:   net .................................................       (3,465,626)     (2,565,438)    (9,863,397)   (7,006,627)
                                                                          ------------    ------------   ------------  ------------

Capital Share   Change in net assets resulting from capital share
Transactions:   transactions ........................................       11,182,473      10,991,752     54,642,840    50,334,957
                                                                          ------------    ------------   ------------  ------------

Net Assets:     Total increase in net assets ........................       14,154,703      11,309,997     57,966,398    54,592,707
                Beginning of period .................................      228,695,514     165,470,382    184,883,819   122,187,672
                                                                          ------------    ------------   ------------  ------------
                End of period* ......................................     $242,850,217    $176,780,379   $242,850,217  $176,780,379
                                                                          ============    ============   ============  ============

              * Undistributed investment income-net .................     $  1,109,744    $    778,331   $  1,109,744  $    778,331
                                                                          ============    ============   ============  ============

                See Notes to Condensed Financial Statements.

            Access Capital Strategies Community Investment Fund, Inc.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   December 1,      December 1,
                                                                      2002             2001        June 1, 2002    June 1, 2001
                                                                   to February      to February     to February    to February
                                                                     28, 2003        28, 2002         28, 2003       28, 2002
                                                                   -----------      -----------    ------------    ------------
Cash Provided By Operating Activities:
Net increase in net assets resulting from operations .........    $  6,437,856     $  2,883,683   $  13,186,955   $  11,264,377
Adjustments to reconcile net increase in net assets
 resulting from operations to net cash provided by
 operating activities:
   Decrease (increase) in receivables ........................        (138,714)          39,457        (346,761)       (433,673)
   Decrease (increase) in deposit from brokers ...............               -      (10,962,236)     21,094,066      (9,417,605)
   Decrease (increase) in other assets .......................          (3,636)         122,907         210,528        (223,093)
   Increase (decrease) in other liabilities ..................         436,797       11,072,805     (20,876,593)      9,696,583
   Realized and unrealized gain on investments-net ...........      (2,847,043)        (325,032)     (3,158,503)     (4,102,641)
   Amortization of premium and discount ......................          (9,261)         (46,239)          9,475        (234,589)
   Change in unrealized depreciation on financial
    futures Contracts-net ....................................         269,644                -         490,458               -
   Change in unrealized depreciation on short sales-net ......               -          (78,915)        220,934         (92,187)
   Realized gain (loss) on financial futures contracts-net ...      (1,285,691)         (99,735)     (4,681,144)         61,796
   Realized loss on short sales-net ..........................               -                -          (6,012)              -
                                                                  ------------     ------------   -------------   -------------
Net cash provided by operating activities ....................       2,859,952        2,606,695       6,143,403       6,518,968
                                                                  ------------     ------------   -------------   -------------
Cash Used for Investing Activities:
Proceeds from paydowns and sales of long-term investments ....      26,577,988       38,086,940     114,190,397     118,872,412
Purchases of long-term investments ...........................     (43,799,361)     (62,066,212)   (187,873,285)   (187,505,271)
Proceeds from sales and maturities of short--term
 investments-net .............................................               -        3,282,664               -         829,596
                                                                  ------------     ------------   -------------   -------------
Net cash used for investing activities .......................     (17,221,373)     (20,636,608)    (73,682,888)    (67,803,263)
                                                                  ------------     ------------   -------------   -------------
Cash Provided by Financing Activities:
Cash receipts from issuance of common stock ..................      10,825,000       10,592,453      52,746,343      47,512,956
Cash receipts from reverse repurchase agreements .............      34,100,000       24,300,000      97,316,657      62,200,000
Cash payments on reverse repurchase agreements ...............     (28,400,000)     (14,200,000     (75,116,657)    (43,100,000)
Dividends paid to shareholders ...............................      (3,108,154)      (1,516,139)     (7,966,901)     (4,184,626)
                                                                  ------------     ------------   -------------   -------------
Net cash provided by financing activities ....................      13,416,846       19,176,314      66,979,442      62,428,330
                                                                  ------------     ------------   -------------   -------------
Cash:
Net increase (decrease) in cash ..............................        (944,575)       1,146,401        (560,043)      1,144,035
Cash at beginning of period ..................................         944,575            1,180         560,043           3,546
                                                                  ------------     ------------   -------------   -------------
Cash at end of period ........................................    $          -     $  1,147,581   $           -   $   1,147,581
                                                                  ============     ============   =============   =============
Cash Flow Information:
Cash paid for interest .......................................    $    160,178     $     72,731   $     471,283   $     321,793
                                                                  ============     ============   =============   =============
Non-Cash Financing Activities:
Capital shares issued in reinvestment of dividends paid
 to shareholders .............................................    $    357,473     $  1,049,299   $   1,896,497   $   2,822,001
                                                                  ============     ============   =============   =============


                  See Notes to Condensed Financial Statements.

            Access Capital Strategies Community Investment Fund, Inc.

                        FINANCIAL HIGHLIGHTS (UNAUDITED)

The following per share data and ratios have been derived from information provided in the financial statements.

                                                                     December 1,    December 1,     June 1,         June 1,
                                                                        2002           2001           2002            2001
                                                                    to February     to February    to February    to February
Increase (Decrease) in Net Asset Value:                               28, 2003       28, 2002       28, 2003       28, 2002##
------------------------------------------------------------------------------------------------------------------------------
Per Share Operating Performance:
Net asset value, beginning of period ..............................   $   10.22        $   10.26      $  10.19        $   9.97
                                                                    -------------   ------------    ----------     -----------
  Investment income-net ...........................................         .16 ++           .15           .47 ++          .47
    Realized and unrealized gain on investments-net ...............         .12              .02           .15             .31
                                                                    -----------     ------------    ----------     -----------
Total from investment operations ..................................         .28              .17           .62             .78
                                                                    -----------     ------------    ----------     -----------
Less dividends from investment income-net .........................        (.16)            (.16)         (.47)           (.48)
                                                                    -----------     ------------    ----------     -----------
Net asset value, end of period ....................................   $   10.34        $   10.27      $  10.34        $  10.27
                                                                    -----------     ------------    ----------     -----------

Total Investment Return:**
Based on net asset value per share ................................        2.76% #          1.69% #       6.24% #         7.83% #
                                                                    -----------     ------------    ----------     -----------

Ratios to Average Net Assets:+
Expenses, net of reimbursement and excluding interest expense .....         .68% *           .58% *        .67% *          .58% *
                                                                    -----------     ------------    ----------     -----------
Expenses, excluding interest expense ..............................         .75% *           .58% *        .75% *          .58% *
                                                                    -----------     ------------    ----------     -----------
Expenses ..........................................................        1.03% *           .75% *       1.03% *          .68% *
                                                                    -----------     ------------    ----------     -----------
Investment income-net .............................................        6.10% *          5.84% *       6.16% *         5.85% *
                                                                    -----------     ------------    ----------     -----------

Ratios to Average Net Assets, Including Borrowings:+

Expenses, net of reimbursement and excluding
interest expense ..................................................         .57% *           .63% *        .57% *          .64% *
                                                                    -----------     ------------    ----------     -----------
Expenses, excluding interest expense ..............................         .63% *           .63% *        .64% *          .64% *
                                                                    -----------     ------------    ----------     -----------
Expenses ..........................................................         .86% *           .82% *        .88% *          .75% *
                                                                    -----------     ------------    ----------     -----------
Investment income-net .............................................        5.11% *          6.40% *       5.27% *         6.44% *
                                                                    -----------     ------------    ----------     -----------

Supplemental Data:

Net assets, end of period (in thousands) ..........................   $ 242,850        $ 176,780      $242,850        $176,780
                                                                    -----------     ------------    ----------     -----------

 * Annualized.
** Total investment returns exclude the effects of sales charges.
 # Aggregate total investment return.
## Per share operating performance figures have been adjusted to reflect a
   10,000 for 1 stock split that occurred on July 9, 2001.
+ Prior to fiscal 2002, Access Capital LLC paid the Fund's operating expenses and received six basis points for reimbursement and the amounts paid by Access in excess of reimbursement were disclosed in the condensed notes to the financial statements. Commencing in fiscal 2002, the Fund's operating expenses are being recorded by the Fund and the Fund is being reimbursed by Access and MLIM for operating expenses in excess of six basis points.
++ Based on average shares outstanding.

See Notes to Condensed Financial Statements.

            Access Capital Strategies Community Investment Fund, Inc.

                             SCHEDULE OF INVESTMENTS
                          FEBRUARY 28, 2003 (UNAUDITED)

                                                                                      Face Amount             Market Value
                                                                                 -------------------       ------------------
MORTGAGE-BACKED SECURITIES (119.9%):
     Federal National Mortgage Association (FNMA) (87.1%):

15 Year Fixed Rate Single Family Mortgage-Backed Securities
            5.00%, 12/1/17 - 1/1/18                                                 $  3,609,081            $    3,740,587
            5.50%, 3/1/16                                                                481,370                   506,638
            6.00%, 4/1/14                                                                410,440                   434,110
            6.50%, 6/1/14 - 5/1/17                                                     1,661,920                 1,854,908
            7.00%, 1/1/15                                                                382,776                   410,632

30 Year Fixed Rate Single Family Mortgage-Backed Securities
            5.00%, 3/1/29 - 12/1/32                                                   23,822,810                23,998,785
            5.23%, 4/30/21                                                             2,000,000                 2,062,600
            5.41%, 3/1/21                                                              1,079,136                 1,123,834
            5.50%, 1/1/29 - 2/1/33                                                    28,974,572                29,802,205
            6.00%, 7/1/29 - 12/1/32                                                   41,401,512                43,322,787
            6.48%, 3/1/32                                                                719,736                   752,822
            6.50%, 1/1/31 - 7/1/32                                                    63,649,748                66,924,379
            6.61%, 3/1/20                                                              1,102,724                 1,239,474
            6.70%, 6/1/19                                                                666,247                   761,506
            7.00%, 5/1/29 - 3/1/31                                                     7,147,336                 7,578,848
            7.25%, 12/1/29                                                                80,868                    86,359
            7.50%, 7/1/29 - 2/1/31                                                     8,730,212                 9,347,865
            7.90%, 1/1/18                                                              2,143,688                 2,688,953
            8.00%, 2/1/30 - 4/1/30                                                     1,298,769                 1,414,564
                                                                                                           ---------------

               Total single family mortgage-backed securities                                                  198,051,856
                                                                                                           ---------------

Multi-Family Mortgage-Backed Securities
            6.53%, 6/1/16                                                                268,441                   309,539
            7.12%, 9/1/10                                                              7,823,595                 9,229,502
            7.42%, 10/1/18                                                             1,961,446                 2,330,871
            7.58%, 5/1/18                                                                621,094                   764,382
            7.97%, 9/1/17                                                                750,473                   928,283
                                                                                                           ---------------

               Total multi-family mortgage-backed securities                                                    13,562,577
                                                                                                           ---------------

               Total Federal National Mortgage Association securities                                          211,614,433
                                                                                                           ---------------

Federal Home Loan Mortgage Corporation (29.1%):

          30 Year Fixed Rate Single Family Mortgage-Backed Securities
            5.50%, 9/1/29 - 11/1/32                                                    6,422,623                 6,633,971
            6.00%, 3/1/31 - 11/1/32                                                   30,808,769                32,253,407
            6.50%, 6/1/29 - 8/1/32                                                    23,352,306                24,561,445
            7.00%, 10/1/29 - 3/1/32                                                    4,906,153                 5,195,471
            7.50%, 12/1/29 - 3/1/30                                                    1,925,699                 2,064,648
                                                                                                           ---------------

               Total Federal Home Loan Mortgage Corporation
                  Single family mortgage-backed securities                                                      70,708,942
                                                                                                           ---------------

                                                                           Face Amount     Market Value
                                                                          -------------   --------------
GNMA Pool (2.7%):
   Multi-Family Mortgage-Backed Securities
            6.00%, 12/15/31                                               $   1,120,159    $   1,179,219
            6.25%, 9/15/32                                                      536,753          589,929
            6.50%, 4/15/32 - 4/20/32                                          1,724,371        1,822,924
            7.00%, 4/15/32                                                      864,962          923,669
            8.25%, 12/15/32                                                   1,672,742        1,974,210
                                                                                           -------------

               Total GNMA Pool multi-family mortgage-backed securities                         6,489,951
                                                                                           -------------

  Small Business Administration (1.0%)
            1.65%, 10/25/10                                                   1,140,758        1,135,636
            1.625%, 6/25/18                                                   1,199,347        1,192,573
                                                                                           -------------

               Total Small Business Administration                                             2,328,209
                                                                                           -------------

               Total mortgage-backed securities                                              291,141,535
                                                                                           -------------

GUARANTEED NOTES (0.5%):
   Boston, MA, U.S. Government Guaranteed Notes
            6.85%, 8/1/07                                                     1,290,000        1,309,272
                                                                                           -------------

               Total guaranteed notes                                                          1,309,272
                                                                                           -------------

Total investments (cost $279,632,792) - 120.4%                                             $ 292,450,807

Variation margin on financial futures contracts* - 0.0%
                                                                                                 (97,185)

Liabilities in excess of other assets - (20.4%)
                                                                                             (49,503,405)
                                                                                           -------------

               Net assets - 100.0%                                                         $ 242,850,217
                                                                                           =============

* Pursuant to the financial futures contracts, the Fund agrees to receive from or pay to the broker an amount equal to the daily fluctuation in value of the contract. Such receipts or payments, which are settled the following business day, are known as variation margin and are recorded by the Fund as unrealized gains or losses. Financial futures contracts sold as of February 28, 2003 were as follows:

 Number of                                   Expiration
 Contracts                   Issue              Date           Value
--------------------------------------------------------------------------
        214      US 5 Year Treasury Bonds     June 2003       $ 24,332,469
--------------------------------------------------------------------------
Total financial futures contracts sold
(Total contract price- $24,314,788)                           $ 24,332,469
                                                             =============

See Notes to Condensed Financial Statements.

            Access Capital Strategies Community Investment Fund, Inc.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

The accompanying unaudited condensed financial statements reflect the results of operations for Access Capital Strategies Community Investment Fund, Inc. (the "Fund") and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. The results of operations and other data for the quarter ended February 28, 2003 are not necessarily indicative of the results that may be expected for any other future interim period or the fiscal year ending May 31, 2003. The information in this report should be read in conjunction with the financial statements and accompanying notes included in the May 31, 2002 Annual Report on Form 10-K. The Fund has not changed its accounting and reporting policies from those disclosed in its May 31, 2002 financial statements.

In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the statement of assets and liabilities and revenue and expenses for the period. Actual results could differ from those estimates; any such differences are expected to be immaterial to the net assets of the Fund.

This report covers the activity from December 1, 2002 through February 28, 2003.

2.   Realized Gain/Loss

For the quarter ended February 28, 2003, the realized loss was $1,403,401 compared to a realized loss of $609,931 for the prior quarter ended November 30, 2002. In each case, the realized loss was primarily due to the Fund's hedging activities. The Fund experiences a realized gain or loss on its hedges when the positions are closed or when they are rolled from one expiration cycle to the next.

3.   Fees and Expenses

The Fund previously agreed to pay two basis points (0.02%) of the Fund's monthly net assets to reimburse the Fund's Manager for organizational and offering expenses. In December 2002, the Fund's Board of Directors approved the continuance of the two basis point reimbursement to cover unreimbursed expenses paid by the Fund's Manager prior to March 2001. Total unreimbursed expenses as of February 28, 2003 amounted to $699,236. Of this amount, $336,269 was incurred prior to March 2001.

Item 2:

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

          This quarterly report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Fund's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, changes in interest rates, fluctuations in assets under management and other sources of fee income, changes in assumptions used in making such forward-looking statements, as well as the factors listed under "Risk Factors and Factors Affecting Forward Looking Statements" in the Fund's Annual Report on Form 10-K for the year ended May 31, 2002. The Fund's investment objective is to invest in geographically specific private placement debt securities located in portions of the United States designated by Fund investors.

Overview

The Fund is a non-diversified, closed-end management company electing status as a business development company. The Fund's investment objective is to invest in geographically specific private placement debt securities located in portions of the United States designated by Fund investors. The Fund invests primarily in private placement debt securities specifically designed to support underlying community development activities targeted to low- and moderate-income individuals such as affordable housing, education, small business lending, and job-creating activities in areas of the United States designated by Fund investors.

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

Compliance

To qualify as a Regulated Investment Company ("RIC"), the Fund must, among other things, satisfy a diversification standard under the Internal Revenue Code (the "Code") such that, at the close of each quarter of the Fund's taxable year, (i) not more than 25% of the value of its total assets is invested in the securities (other than government securities (including its agencies and instrumentalities) or securities of other RICs) of a single issuer, or two or more issuers which the Fund controls (under a 20% test) and which are engaged in the same or similar trades or business or related trades or businesses, and (ii) at least 50% of the market value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (with each investment in such other securities limited so that not more than 5% of the value of the Fund's total assets is invested in the securities of a single issuer and the Fund does not own more than 10% of the outstanding voting securities of a single issuer).

Management believes the Fund was in compliance with the above requirements for the quarter and nine month period ended February 28, 2003.

Fund Operations

Investment Activity

Purchases

During the quarter ended February 28, 2003, the Fund purchased $41.0 million aggregate amount of new community development securities. During the quarter ended February 28, 2002, the Fund had purchased $53.9 million aggregate amount of new community development securities.

During the nine month period ended February 28, 2003, the Fund purchased $184.0 million aggregate amount of new community development securities. During the nine month period ended February 28, 2002, the Fund had purchased $182.3 million aggregate amount of new community development securities.

Sales

During the quarter ended February 28, 2003, the Fund sold $26.6 million aggregate amount of securities (including principal paydowns but excluding securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities). During the quarter ended February 28, 2002, the Fund had sold $28.5 million aggregate amount of securities (including principal paydowns but excluding securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities).

During the nine month period ended February 28, 2003, the Fund sold $109.2 million aggregate amount of securities (including principal paydowns but excluding securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities). During the nine month period ended February 28, 2002, the Fund had sold $119.3 million aggregate amount of securities (including principal paydowns but excluding securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities).

Borrowings

The Fund is permitted to use leverage in its investment program, subject to certain restrictions set forth in its Private Offering Memorandum and the Investment Company Act of 1940 (the "1940 Act").

For the quarter ended February 28, 2003, the Fund averaged approximately $45.9 million in borrowings at an average rate of approximately 1.39% compared to the quarter ended February 28, 2002 when the Fund averaged approximately $15.9 million in borrowings at an average rate of approximately 1.92%.

For the nine month period ended February 28, 2003, the Fund averaged approximately $37.4 million in borrowings at an average rate of approximately 1.64% compared to the nine month period ended February 28, 2002 when the Fund averaged approximately $18.7 million in borrowings at an average rate of approximately 1.67%.

In each of the above referenced periods, the total proceeds from borrowings were primarily used to support additional investments in the Fund's Designated Target Regions.

Net Assets and Fund Holdings at February 28, 2003

At February 28, 2003, the Fund's Net Asset Value was $242.9 million, or $10.34 per share. At the end of the prior fiscal quarter, November 30, 2002, the Fund's Net Asset Value was $228.7 million, or $10.22 per share. At the end of the most recent fiscal year, May 31, 2002, the Fund's Net Asset Value was $184.9 million, or $10.19 per share. A year ago at February 28, 2002, the Fund's Net Asset Value was $176.8 million, or $10.27 per share.

The $14.2 million, or 6.2%, quarter-to-quarter increase in Net Asset Value from $228.7 million to $242.9 million was primarily attributable to the sale of new shares in the Fund. The $66.1 million, or 37.4%, year-to-year increase in net assets was also primarily attributable to the sale of new shares in the Fund.

The Fund's primary investments are listed on the Schedule of Investments included with this report.

Investment Income

The Fund had investment income net of all fees and expenses (as discussed below) of $3.59 million for the quarter ended February 28, 2003, an increase of approximately $0.25 million, or 7.5%, from net investment income of $3.34 million for the prior fiscal quarter, which ended November 30, 2002, and an increase of approximately $1.03 million, or 40.2%, from net investment income of $2.56 million for the fiscal quarter ended February 28, 2002. The increases were each primarily due to an increase in the average net assets of the Fund.

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

For the quarter ended February 28, 2003, the management fee paid by the Fund was $354,144. For the prior fiscal quarter, which ended November 30, 2002, the management fee paid by the Fund was $318,440. For the year ago fiscal quarter ended February 28, 2002, the management fee paid by the Fund was $221,282. The quarter-to-quarter and year-to-year management fee increases were primarily due to increases in the net assets of the Fund.

The Fund is also charged at an annual rate of up to six basis points (0.06%) of the Fund's monthly net assets for custody and portfolio accounting services and operating expenses. To the extent such expenses exceed six basis points (0.06%) of the Fund's total assets, they will be borne by Access and MLIM, except that in the event such expenses are less than six basis points of the Fund's total assets in any year, the amount by which such expenses are less than six basis points of the Fund's total assets will be paid by the Fund to Access and MLIM to the extent necessary to reimburse Access and MLIM for expenses paid by Access and MLIM in prior periods. In addition, the Fund is currently charged at an annual rate of two basis points (0.02%) of the Fund's monthly net assets to reimburse Access for organizational and offering expenses. As described under "Notes to Condensed Financial Statements" above, in December 2002 the Fund's Board of Directors approved the continuance of the two basis reimbursement charge to cover unreimbursed expenses incurred by Access prior to March 1, 2001.

Yield

At the quarter ended February 28, 2003, the SEC current yield was 5.87%, compared to 5.90% for the quarter ended November 30, 2002 and 6.21% for the year ago quarter ended February 28, 2002.

For the quarter ended February 28, 2003, the ratio of net investment income to average net assets was 6.10% compared to 6.17% for the prior quarter, which ended November 30, 2002, and 5.84% for the year ago quarter ended February 28, 2002.

Interest rates for the quarter ended February 28, 2003, were generally lower than in the previous and year ago quarters. Despite adding new portfolio investments in a lower rate environment, and experiencing higher Net Asset Values, the Fund's current yield and ratio of net investment income to average net assets have both held up very well. The Fund's higher yields are due to the use of leverage during a time of a steep yield curve, the performance of existing investments purchased when rates were higher and investments in multi-family securities with high coupons and prepayment protection.

Realized Gain/Loss

For the quarter ended February 28, 2003, the realized loss was $1,403,401 compared to a realized loss of $609,931 for the prior quarter, which ended November 30, 2002, and a realized gain of $56,687 for the year ago quarter ended February 28, 2002. The realized losses in the quarter ended February 28, 2003 were primarily due to the Fund's hedging activities. The Fund experiences a realized gain or loss on its hedges when the positions are closed or when they are rolled from one expiration cycle to the next.

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

The Fund pays dividends on a calendar quarter basis. The Fund paid a quarterly dividend of $0.1549 per share on December 23, 2002 to shareholders of record as of December 16, 2002. The prior quarter, the Fund paid a quarterly dividend of $0.1512 per share on October 7, 2002 to shareholders of record as of September 30, 2002. A year ago, the Fund paid a quarterly dividend of $0.1580 per share on December 26, 2001 to shareholders of record as of that date. Interest rates for the quarter ended February 28, 2003 were generally lower than in the previous and year ago quarters. Despite adding new portfolio investments in a lower rate environment, the Fund's per share dividend has held up very well. Maintenance of a relatively high dividend is due to the use of leverage during a time of a steep yield curve, the performance of existing investments purchased when rates were higher and investments in multi-family securities with high coupons and prepayment protection.

Total Return

For the quarter ended February 28, 2003, the total return based on Net Asset Value was 2.76%, compared to a total return of 0.85% in the quarter ended November 30, 2002 and a total return of 1.69% in the comparable period ended February 28, 2002.

The Fund's performance was strong during the quarter ended February 28, 2003. It outperformed most non-CRA mortgage funds and related benchmarks by a significant margin. This was in part the result of the slower prepayment characteristics that are inherent to CRA mortgage loans. Mortgage prepayments and refinance volume reached all time highs during the quarter. As a result of the slower prepayment characteristics of CRA mortgages, the negative effects of prepayments were somewhat muted in the Fund relative to non-CRA mortgage funds. The Fund's use of leverage also contributed to its strong performance during the quarter. The use of leverage also enhances performance when mortgage yield spreads tighten versus Treasury securities.

Fund Designated Target Regions at February 28, 2003

The Fund's Designated Target Regions ("DTRs") are provided by Fund shareholders at the time of investment. At February 28, 2003 DTRs were:

     ---------------------------------------------------------------------------
                        DTRs                           AMOUNT
     ---------------------------------------------------------------------------
     AL/FL/GA/LA/MS                                                $  5,000,000
     ---------------------------------------------------------------------------
     Arizona                                                         10,000,000
     ---------------------------------------------------------------------------
     Boston & Cambridge, MA                                             500,000
     ---------------------------------------------------------------------------
     California                                                      19,668,939
     ---------------------------------------------------------------------------
     Connecticut                                                      2,047,975
     ---------------------------------------------------------------------------
     CA/TX/AZ/NV/NYC                                                  8,000,000
     ---------------------------------------------------------------------------
     Florida                                                            500,000
     ---------------------------------------------------------------------------
     Illinois                                                           500,000
     ---------------------------------------------------------------------------
     Texas/Louisiana                                                  5,000,000
     ---------------------------------------------------------------------------
     Massachusetts                                                   26,564,735
     ---------------------------------------------------------------------------
     MA/NH/CT                                                         1,000,000
     ---------------------------------------------------------------------------
     MA/NH                                                            1,350,000
     ---------------------------------------------------------------------------
     MA/PA/NJ/CT/RI                                                  10,000,000
     ---------------------------------------------------------------------------
     New England                                                     17,123,838
     ---------------------------------------------------------------------------
     New York                                                         3,000,000
     ---------------------------------------------------------------------------
     NY/DC                                                           10,000,000
     ---------------------------------------------------------------------------
     NY/NJ/TX/FL/CA/MD/DE                                            10,000,000
     ---------------------------------------------------------------------------
     New Jersey                                                      10,325,526
     ---------------------------------------------------------------------------
     New Mexico/Nevada                                                6,000,000
     ---------------------------------------------------------------------------
     NM/TX                                                              600,000
     ---------------------------------------------------------------------------
     North Carolina                                                     500,000
     ---------------------------------------------------------------------------
     Ohio                                                               500,000
     ---------------------------------------------------------------------------
     Oregon                                                             500,000
     ---------------------------------------------------------------------------
     Pennsylvania                                                     2,000,000
     ---------------------------------------------------------------------------
     PA/NJ                                                              600,000
     ---------------------------------------------------------------------------
     PA/CA/DC/VA                                                        650,000
     ---------------------------------------------------------------------------
     Rhode Island                                                       250,000
     ---------------------------------------------------------------------------
     South Carolina                                                     500,000
     ---------------------------------------------------------------------------
     South Dakota                                                     5,655,359
     ---------------------------------------------------------------------------
     TN                                                                 125,000
     ---------------------------------------------------------------------------
     Texas                                                           13,395,826
     ---------------------------------------------------------------------------
     Utah                                                             1,757,648
     ---------------------------------------------------------------------------
     Utah/NJ                                                         59,186,508
     ---------------------------------------------------------------------------
     Washington                                                       1,000,000
     ---------------------------------------------------------------------------
     Washington/Oregon                                                2,000,000
     ---------------------------------------------------------------------------
     TOTAL                                                         $235,801,354
     ---------------------------------------------------------------------------

Fund Impact per the Community Reinvestment Act

The Fund invests in securities that support community development economic activity as defined in the CRA.

At February 28, 2003, the Fund's investments had outstanding loans to 3,158 homebuyers with incomes below 80% of median income from the following states in the following numbers.

-------------------------------------------------
Whole Loans
-------------------------------------------------
Alabama                25
-------------------------------------------------
Arizona                117
-------------------------------------------------
California             184
-------------------------------------------------
Connecticut            47
-------------------------------------------------
Delaware               12
-------------------------------------------------
Florida                50
-------------------------------------------------
Georgia                8
-------------------------------------------------
Illinois               12
-------------------------------------------------
Louisiana              25
-------------------------------------------------
Maryland               73
-------------------------------------------------
Massachusetts          574
-------------------------------------------------
Mississippi            3
-------------------------------------------------
Nevada                 33
-------------------------------------------------
New Hampshire          5
-------------------------------------------------
New Jersey             569
-------------------------------------------------
New Mexico             38
-------------------------------------------------
New York               123
-------------------------------------------------
North Carolina         12
-------------------------------------------------
Oregon                 17
-------------------------------------------------
Pennsylvania           533
-------------------------------------------------
Rhode Island           15
-------------------------------------------------
South Carolina         10
-------------------------------------------------
South Dakota           56
-------------------------------------------------
Texas                  276
-------------------------------------------------
Utah                   262
-------------------------------------------------
Virginia               12
-------------------------------------------------
Washington             17
-------------------------------------------------
Washington, D.C.       50
                       --
-------------------------------------------------
                       3,158
-------------------------------------------------


Many of the above loans were made under broad based targeted CRA lending initiatives such as Acorn, Mass Housing Partnership or under a bank specific CRA lending initiative designed to be responsive to a local need.

In addition, as of February 28, 2003, the Fund's investments had outstanding loans to sponsors of 1,376 multi-family, 14 community based non-profit affordable housing rental units and 22 SBA loans from the following states in the following amounts.

Multi-Family Units

-------------------------------------------------
Alabama                52
-------------------------------------------------
California             222
-------------------------------------------------
Louisiana              144
-------------------------------------------------
Massachusetts          504
-------------------------------------------------
New York               157
-------------------------------------------------
Texas                  227
-------------------------------------------------
Utah                   70
                       --
-------------------------------------------------
                       1,376
-------------------------------------------------

Community Based Non-Profit

Rhode Island                  14


SBA Loans

Utah                          22

The Fund also owned a U.S. Housing and Urban Development guaranteed security supporting community development in low income areas of Boston, Massachusetts.

Liquidity Discussion

Sale and Redemption of Fund Shares

Fund shares are sold only to qualified investors who complete a Subscription Agreement. All investors in the Fund must provide a Designated Target Region as the desired location for their investment.

During the quarter ended February 28, 2003, new shareholders purchased an additional 1,064,417 shares of the Fund for total proceeds of $10,825,000. In addition, dividend reinvestments resulted in 35,209 additional new shares being issued by the Fund for total proceeds of $357,473. During the preceding quarter ended November 30, 2002, new shareholders purchased an additional 1,805,626 shares of the Fund for total proceeds of $18,589,620, and dividend reinvestments resulted in 35,785 additional new shares being issued by the Fund for total proceeds of $365,192. During the year ago quarter ended February 28, 2002, new shareholders purchased an additional 979,376 shares of the Fund for total proceeds of $10,592,453, and dividend reimbursements resulted in 105,648 additional new shares being issued by the Fund for total proceeds of $1,049,299.

As discussed in the Private Offering Memorandum, the Fund allows shareholders to redeem their shares in accordance with Rule 23c-3 of the 1940 Act.

There were no redemptions of Fund shares during the quarter ended February 28, 2003. There were no redemptions in the preceding quarter ended November 30, 2002 or the year ago quarter period ended February 28, 2002.

Item 3:

           Quantitative and Qualitative Disclosures About Market Risk

A full discussion of the risks associated with ownership of Fund shares appears in the Fund's Private Offering Memorandum. The Fund's principal market risks may be summarized as follows:

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

A summary of the Fund's portfolio holdings is contained in Item 1 above.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
               The Fund is not involved in any pending legal proceedings.

Item 2. Changes in Securities
               None.

Item 3. Defaults Upon Senior Securities
               None.

Item 4. Submission of Matters to a Vote of Security Holders
               None.

Item 5. Other Information
               None.

Item 6. Exhibits and Reports
               The following Exhibits are filed as part of this Report:

        (a)    (1)           N/A
               (2)           None
               (3)  (i)      Articles of Incorporation are incorporated by
                             reference from an exhibit filed on Form 10-Q for the period ended August 31, 1998.
                    (ii)     By-Laws are incorporated by reference from an
                             exhibit filed on Form 10-Q for the period ended
                             August 31, 1998.
               (4)           N/A
               (5)           N/A
               (8)           None
               (10) (i)      Private Offering Memorandum is incorporated by
                             reference from an exhibit filed on Form 10-K for the period ended May 31, 2001.
                    (iii)(A) Management Agreement is incorporated by reference from an exhibit filed on Form 10-Q for the period ended August 31, 1998.
               (11)          N/A
               (12)          N/A
               (13)          N/A
               (15)          N/A
               (16)          None
               (17)          N/A
               (18)          None
               (19)          N/A
               (20)          N/A
               (21)          None
               (22)          None
               (23)          None
               (24)          Powers of Attorney filed herein. (25) N/A
               (26)          N/A
               (27)          N/A
        (b)    Reports on Form 8-K
               None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Access Capital Strategies Community
                             Investment Fund, Inc.

Date: April 14, 2003         /S/ Ronald A. Homer *
                             ----------------------------------------------
                             Ronald A. Homer, Chairman

Date: April 14, 2003         /S/ Kevin J. Mulvaney *
                             ----------------------------------------------
                             Kevin J. Mulvaney, Director

Date: April 14, 2003         /S/ Peter Blampied *
                             ----------------------------------------------
                             Peter Blampied, Director

Date: April 14, 2003         /S/ M. Colyer Crum *
                             ----------------------------------------------
                             M. Colyer Crum, Director

Date: April 14, 2003         /S/ Terry K. Glenn *
                             ----------------------------------------------
                             Terry K. Glenn, Director

Date: April 14, 2003         /S/ Stephen B. Swensrud *
                             ----------------------------------------------
                             Stephen B. Swensrud, Director

Date: April 14, 2003         /S/ David F. Sand *
                             ----------------------------------------------
                             David F. Sand, Chief Executive Officer,
                             Principal Accounting Officer, Principal Financial
                             Officer

*By: /s/ Brant K. Brown
     ------------------
     Brant K. Brown
     Attorney-in-fact

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

April 14, 2003


/s/ DAVID F. SAND
----------------------------------
David F. Sand
Chief Executive Officer and
Principal Financial Officer

                        CERTIFICATION OF PERIODIC REPORT

     I, David F. Sand, Chief Executive Officer and Principal Financial Officer of Access Capital Strategies Community Investment Fund, Inc. (the "Fund"), certify, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C.
Section 1350, that:

     (1) the Quarterly Report on Form 10-Q of the Fund for the fiscal quarter ended February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.


          /s/ David F. Sand
     --------------------------------------
          David F. Sand
          Chief Executive Officer and
          Principal Financial Officer

Dated: April 14, 2003