Form 10-K
period 2003-05-31
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2003-08-29
CIK 1040241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2003

Commission File Number: 817-00807

Access Capital Strategies Community Investment Fund, Inc.

(Exact name of registrant as specified in its charter)

MARYLAND	04-3369393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

124 Mt. Auburn Street, Suite 200N Cambridge, MA 02138

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: 617-576-5858

Securities registered pursuant to Section 12 (b) of the Act:

Common Stock

Name of each exchange on which registered:

N/A

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):  Yes  ☒  No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter: $228,695,514

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 31, 2003, the registrant had 24,195,706 shares of common stock outstanding.

Documents incorporated by reference: YES

ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

2003 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Access Capital Strategies Community Investment Fund, Inc. (the “Fund”) completed its organization as a Maryland corporation and registration process in early 1998 and commenced operations on June 23, 1998. This filing is the Form 10-K Annual Report for the Fund for fiscal year 2003 covering the period from June 1, 2002 to May 31, 2003.

The Fund is a non-diversified closed-end investment management company electing status as a business development company under the Investment Company Act of 1940 (the “1940 Act”).

The Fund’s investment objective is to invest in geographically specific private placement debt securities located in portions of the United States designated by Fund investors. The Fund invests primarily in private placement debt securities specifically designed to support underlying community development activities targeted to low- and moderate-income individuals such as affordable housing, education, small business lending, and job-creating activities in areas of the United States designated by Fund investors.

In addition to their geographic specificity, Fund investments must carry a AAA credit rating or carry credit enhancement from a AAA-rated credit enhancer or be issued or guaranteed by the U.S. Government, government agencies or government-sponsored enterprises. The Fund expects (but cannot guarantee) that all investments made by the Fund will be considered eligible for regulatory credit under the Community Reinvestment Act (“CRA”).

Each of Access Capital Strategies LLC (“Access”), the Fund’s manager, and Merrill Lynch Investment Managers, L.P. (“MLIM”), the Fund’s sub-manager, is a registered investment adviser under the Investment Advisers Act of 1940 (“Investment Advisers Act”).

As of May 31, 2003, the Federal National Mortgage Association (“Fannie Mae”), through its affiliate Fannie Mae American Communities Fund, held a 32% equity interest in Access. At May 31, 2003, the Fund held $223.2 million aggregate amount of Fannie Mae mortgage-backed securities, representing 70.8% of the total amount of mortgage-backed securities held by the Fund and 90.3% of the Fund’s net assets.

The Fund competes with a range of narrowly defined CRA qualified investments and investment vehicles including a few funds that operate on a regional and national basis. However, to the knowledge of the Fund, there is no other CRA qualified fund in existence that offers exclusively the same AAA/Agency risk parameters as the Fund. The Fund competes most directly with brokers who sell AAA credit quality CRA qualified securities directly to banking institutions.

The Fund ended the fiscal year on May 31, 2003 with $247.0 million in net assets and 24.2 million shares of common stock (“Shares”) owned by 78 Fund investors. The net asset value per Share as of May 31, 2003 was $10.21. The Fund’s total return for the fiscal year ended May 31, 2003 was 7.53%.

More information on the Fund is contained in the Fund’s Private Offering Memorandum, which is incorporated herein by reference and filed as Exhibit 10(i) hereto.

The Fund invests almost exclusively in non-voting mortgage-backed securities and other non-voting securities. Consequently, the Fund receives very few, if any, proxies from portfolio companies. Nonetheless, the Fund has adopted the proxy voting policies and procedures of MLIM as its policies and procedures if the Fund receives a proxy from a portfolio company. Any proxies received by the Fund will be voted by MLIM pursuant to its policies and procedures. These policies and procedures (i) contain general guidelines that MLIM will follow to ensure that it votes proxies in a manner consistent with the best interests of the Fund and its shareholders and (ii) are designed to ensure that material conflicts of interest are avoided and/or resolved in a manner that is consistent with MLIM’s fiduciary role as sub-adviser to the Fund. A description of the policies and procedures that the Fund uses to determine how to vote proxies relating to portfolio securities is available (i) without charge, upon request, by calling toll-free 1-800-637-3863; (ii) on www.mutualfunds.ml.com; and (iii) on the Securities and Exchange Commission’s website at www.sec.gov.

ITEM 2.	PROPERTIES

None.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders was held on May 23, 2003 at which shareholders of the Fund voted on two proposals.

The proposal to approve amendments to the Management Agreement between the Fund and Access with respect to the Fund was approved as follows:

•	13,134,846.76 votes for the proposal

•	391,298.69 votes against the proposal

•	0 votes abstaining

The proposal to approve amendments to the Sub-Management Agreement between Access and MLIM with respect to the Fund was approved as follows:

•	13,184,288.07 votes for the proposal

•	341,857.38 votes against the proposal

•	0 votes abstaining

The primary effect of the amendments, which became effective on June 1, 2003, is to increase the amount of the Fund’s operating expenses (“Operating Expenses”) ultimately paid by the Fund rather than by Access and MLIM (together, the “Managers”). The amendments will have no effect on the amount of the management fee paid by the Fund. The Managers, rather than the Fund, are ultimately responsible for bearing the costs of a portion of the Operating Expenses. From and after June 1, 2003, the Fund will pay up to 0.25% of its monthly average net assets (the “Expense Cap”) for Operating Expenses, and the Managers will be responsible for reimbursing the Fund for Operating Expenses in excess of the Expense Cap. In other words, if the amount of Operating Expenses paid by the Fund exceeds the Expense Cap, the Managers will pay to the Fund the amount of such excess. If the amount of Operating Expenses is less than the Expense Cap, the Fund will pay the actual amount of the Operating Expenses and, in addition, will pay to Access the difference between the amount of the Operating Expenses and the Expense Cap to the extent that Access has not previously been reimbursed for any Operating Expenses it had previously paid under the terms of the Management Agreement. Access will then reimburse MLIM for any Operating Expenses it had previously paid under the terms of the Sub-Management Agreement.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Market Information: There is no established public trading market for the Shares, which are the only class of equity securities authorized or issued by the Fund.

(b)	Holders: At May 31, 2003, the Fund had 78 shareholders and 24,195,706 Shares outstanding.

(c)	Dividends: The Fund distributes to shareholders substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes. Through May 31, 2003, dividends were paid on a calendar quarter basis. Effective June 1, 2003, dividends are paid out on a calendar month basis. Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund. Substantially all of the Fund’s net capital gain (the excess of net long-term capital gain over net short-term capital loss) and the excess of net short-term capital gain over net long-term capital loss, if any, will be distributed annually with the Fund’s dividend distribution in December.

Per Share income dividends totaling $0.723 were declared in the fiscal year ended May 31, 2003. Per Share income dividends totaling $0.622 were paid in the fiscal year ended May 31, 2003, a decrease of $0.013 from the per Share income dividends paid in the fiscal year ended May 31, 2002. From June 2001 through May 31, 2003, per Share income dividends have been declared and paid as follows:

Record Date	Payment Date	Dividend Per Share*
29-June-01	25-July-01	$0.158370
28-Sep-01	25-Oct-01	$0.160542
26-Dec-01	27-Dec-01	$0.158020
1-Apr-02	3-Apr-02	$0.158371
1-July-02	12-July-02	$0.161414
30-Sep-02	7-Oct-02	$0.151245
16-Dec-02	23-Dec-02	$0.154866
31-Mar-03	7-Apr-03	$0.154481
30-May-03	5-June-03	$0.101273

*	Adjusted on dates prior to July 9, 2001 to reflect the 10,000 for 1 stock split that occurred on July 9, 2001.

The Fund has not made any capital gains distributions since inception.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data for the Fiscal Years ended May 31, 2003, May 31, 2002, May 31, 2001 and May 31, 2000, and for the period from June 23, 1998 (Commencement of Operations) to May 31, 1999:

	Fiscal year ended May 31, 2003	Fiscal year ended May 31, 2002	Fiscal year ended May 31, 2001	Fiscal year ended May 31, 2000	Period from June 23, 1998 (Commencement of Operations) to May 31, 1999
SEC Current Yield at end of period	5.46%	6.40%	6.51%	7.14%	5.46%
Annualized ratio of net investment income to average net assets	6.08%	6.41%	6.63%	6.54%	5.03%
Total return	7.53%	8.88%	12.12%	1.69%	3.17%#
Dividends per share	$0.7232790	$0.635303	$0.658436 *	$0.594250 *	$0.388807 *
Net investment income	$13,593,852	$10,036,904	$4,192,371	$2,247,145	$1,218,785
Net realized loss on investments	($4,016,102)	($523,813)	($661,249)	($215,414)	($74,875)
Unrealized Gain/(Loss)	$6,561,676	$3,145,114	$2,736,703	$1,266,025	($329,661)
Management Fees and Expenses**	$1,686,814	$1,199,107	$367,446	$199,214	$140,514

*	Adjusted to reflect the 10,000 to 1 stock split that occurred on July 9, 2001.
**	Management fees plus total expenses, excluding interest expense, before reimbursement.
#	Aggregate total investment return.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Fund is a non-diversified closed-end management company electing status as a business development company. The Fund’s investment objective is to invest in geographically specific private placement debt securities located in portions of the United States designated by Fund investors. The Fund invests primarily in private placement debt securities specifically designed to support underlying community development activities targeted to low- and moderate-income individuals such as affordable housing, education, small business lending, and job-creating activities in areas of the United States designated by Fund investors.

Investors in the Fund must designate a particular geography within the United States (a “Designated Target Region”) as part of their agreement to purchase Fund shares. The Fund invests only in areas where Fund shareholders have made targeted designations.

In addition to their geographic specificity, the Fund will only invest in securities (i) having a rating (or credit enhanced by one or more entities having a rating) in the highest category assigned by a nationally recognized statistical rating organization (“NRSRO”) (e.g., at least “Aaa” from Moody’s Investors Services or “AAA” from Standard & Poor’s), or (ii) issued or guaranteed by the U.S. Government, government agencies, or government-sponsored enterprises (“GSEs”), such as Fannie Mae or Freddie Mac. The Fund expects (but cannot guarantee) that all investments made by the Fund will be considered eligible for regulatory credit under the CRA.

Compliance

To qualify as a Regulated Investment Company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”), the Fund must, among other things, satisfy a diversification standard under the Code such that, at the close of each quarter of the Fund’s taxable year, (i) not more than 25% of the value of its total assets is invested in the securities (other than government securities or securities of other RICs) of a single issuer, or two or more issuers which the Fund controls (under a 20% test) and which are engaged in the same or similar trades or business or related trades or businesses, and (ii) at least 50% of the market value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (with each investment in such other securities limited so that not more than 5% of the value of the Fund’s total assets is invested in the securities of a single issuer and the Fund does not own more than 10% of the outstanding voting securities of a single issuer).

Management believes the Fund was in compliance with the above requirements for the fiscal year ended May 31, 2003.

Fund Operations

Market Conditions

During the fiscal year ended May 31, 2003 the Federal Reserve and its chairman Alan Greenspan elected to lower the key Federal Funds rate 50 basis points, bringing this rate to 1.25%. (As of the writing of this report the rate is 25 basis points lower at 1.0%). Intermediate and long-term Treasury yields fell dramatically during the fiscal year with the 2-year and 5-year Treasury yields ending the fiscal year 187 and 206 basis points lower respectively. The 10-year and 30-year Treasury yields ended the fiscal year 167 and 124 basis points lower respectively. The 10-year Treasury note yield, a benchmark for mortgage backed securities, fell to a historical low of 3.31% during the period. The declining interest rate levels brought the Mortgage Bankers’ Association Refinance Index, a measure of refinance application volume, to a historical high. The Access Capital Strategies Fund had a total return of 7.53% for the fiscal year, outperforming the Merrill Lynch Mortgage Master by 58 basis points. The Fund’s higher return can be attributed in part to a combination of a slower prepayment rate typical of CRA securities and a portion of the Fund’s holdings being comprised of multi-family mortgages with prepayment protection.

Investment Activity

During the fiscal year ended May 31, 2003, the Fund purchased $211.4 million aggregate amount of CRA securities. In the prior fiscal year ended May 31, 2002, the Fund had purchased $102.2 million principal amount of CRA securities.

During the fiscal year ended May 31, 2003, the Fund sold $30.5 million aggregate amount of securities (excluding securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities). Net realized losses on securities (including securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities) and financial futures contracts from June 1, 2002 to May 31, 2003 totaled $4,016,102. In the prior fiscal year ended May 31, 2002, the Fund sold $0.6 million aggregate amount of securities (excluding securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities). Realized losses on securities (including securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities) and financial futures contracts from June 1, 2001 to May 31, 2002 totaled $523,813.

Borrowings

The Fund is permitted to use leverage in its investment program, subject to certain restrictions set forth in its Private Offering Memorandum and the 1940 Act. For the fiscal year ended May 31, 2003, the Fund averaged $41.5 million in borrowings at a weighted-average rate of 1.54% compared to the fiscal year ended May 31, 2002 during which the Fund averaged $18.7 million in borrowings at an average rate of 2.42%. In both periods, the total proceeds from borrowings were primarily used to support additional investments in the Fund’s Designated Target Regions.

Net Assets

At May 31, 2003, the Fund’s net assets were $247.0 million, or $10.21 per Share. At May 31, 2002, the Fund’s net assets were $184.9 million, or $10.19 per Share.

The $62.1 million, or 33.6%, year-to-year increase in net assets was primarily due to the issuance of 6.1 million new Shares during the fiscal year ended May 31, 2003, 5.8 million of which resulted from sales of new Shares and 0.3 million of which resulted from dividend reinvestments.

The Fund’s primary investments are listed on the Schedule of Investments included with this report.

Investment Income

The Fund had investment income net of all fees and expenses (as discussed below) of $13.6 million for the fiscal year ended May 31, 2003. In the prior fiscal year, net investment income was $10.0 million. This $3.6 million, or 36%, increase resulted primarily from the Fund’s increase in average invested assets, which in turn resulted primarily from the issuance of new Shares in the Fund.

Management Fees and Expenses

Access receives from the Fund an annual management fee, paid quarterly, of fifty basis points (0.50%) of the Fund’s average monthly gross assets less accrued liabilities, other than indebtedness for borrowing. MLIM receives from Access an annual sub-management fee, paid quarterly, of twenty-five basis points (0.25%) of the Fund’s average monthly gross assets less accrued liabilities, other than indebtedness for borrowings (or if greater, 50% of the management fee payable to Access under the Management Agreement). Effective as of June 1, 2003, the management fee and sub-management fee are paid on a monthly, rather than quarterly, basis.

During the fiscal year ended May 31, 2003, the Fund was also charged six basis points (0.06%) of the Fund’s monthly average net assets for custody and portfolio accounting services and operating expenses. To the extent such expenses exceeded six basis points (0.06%) of the Fund’s total assets, they were borne by Access and MLIM.

During the fiscal year ended May 31, 2003, the Fund also continued to be charged two basis points (0.02%) of the Fund’s total assets, including assets purchased with borrowed funds, to reimburse Access for unreimbursed expenses relating to the Fund paid by Access prior to March 2001. $44,623 of previously unreimbursed expenses incurred prior to March 2001 were reimbursed by the Fund in fiscal 2003.

Effective as of June 1, 2003, the six basis point and two basis point expense reimbursements caps referred to in the two immediately preceding paragraphs have been replaced with and superceded by a 25 basis point expense reimbursement cap, pursuant to which the Fund will pay up to 0.25% of its monthly average net assets (the “Expense Cap”) for operating expenses, and the Managers will be responsible for reimbursing the Fund for operating expenses in excess of the Expense Cap. If the amount of operating expenses is less than the Expense Cap, the Fund will pay the actual amount of the operating expenses and, in addition, will pay to Access the difference between the amount of the operating expenses and the Expense Cap to the extent that Access and MLIM have not previously been reimbursed for any operating expenses it had previously paid under the terms of the Management Agreement (provided that in no circumstance will the Fund pay or reimburse more than 25 basis points of the Fund’s monthly average net assets for operating expenses and expense reimbursement collectively in any fiscal year). Total unreimbursed expenses as of May 31, 2003 amount to $733,863.

Investors withdrawing from the Fund (i.e., redeeming their Shares) will receive the then current net asset value per Share and have transferred to their account maintained by Access the net proceeds from liquidation of their Shares in the Fund. Prior to June 1, 2003, Access would have charged redeeming shareholders a 1% withdrawal fee if the assets were held in the account for less than three years, following which the assets remaining in their account would have been returned to the investor. The 1% withdrawal fee will not be charged on any redemptions occurring after June 1, 2003. Since inception, there have been no redemptions of the Fund’s Shares and, consequently, no redemption fee was charged to a redeeming shareholder.

For the fiscal year ended May 31, 2003, the management fee paid by the Fund was $1,330,802 and the reimbursement of operating expenses was $176,550. For the prior fiscal year, the management fee was $884,763 and the expense reimbursement $189,788. These increases were due to increases in the net assets of the Fund. In addition, for the fiscal years ended May 31, 2002 and May 31, 2003, consistent with the Fund’s Management Agreement with Access and the Fund’s Private Offering Memorandum, the annual management fee paid to Access (and the corresponding sub-management fee paid by Access to MLIM) was determined based on the Fund’s average monthly gross assets, less accrued liabilities other than indebtedness for borrowings. In prior fiscal years, indebtedness for borrowings had been subtracted from the Fund’s average monthly gross assets in calculating of management fees that were paid to Access during such fiscal years.

Yield

For the fiscal year ended May 31, 2003 the ratio of net investment income to average net assets (including borrowings) was 6.08% compared to 6.41% in the year ago period. At May 31, 2003, the SEC current yield was 5.46% compared with an SEC current yield of 6.40% at May 31, 2002.

Realized Gain/Loss

For the fiscal year ended May 31, 2003, the realized loss was $4,016,102 compared to the realized loss of $523,813 for the year ago period. The increase in realized loss was primarily due to the Fund’s hedging activities. The Fund experiences gain or loss on its hedges when the positions are closed or when they are rolled from one expiration cycle to the next.

Dividends Paid

During the fiscal year ended May 31, 2003, the Fund distributed dividends of $0.62 per Share compared to $0.64 per Share (adjusted to reflect the 10,000 for 1 stock split that occurred on July 9, 2001) for the fiscal year ended May 31, 2002.

Total Return

For the fiscal year ended May 31, 2003, the Fund’s total return (net of management fees and operating expenses) was 7.53% compared to 8.88% for the fiscal year ended May 31, 2002. The decrease in total return was primarily due to a lower level of interest rates during the fiscal year ended May 31, 2003.

Fund Designated Target Regions at May 31, 2003

The Fund’s Designated Target Regions are provided by Fund shareholders at the time of investment. At May 31, 2003, Designated Target Regions (based upon investor commitments at the time of investment) were:

Designated Target Regions	AMOUNT
AL/FL/GA/LA/MS	$5,000,000
Arizona	10,000,000
Boston & Cambridge, MA	500,000
California	19,668,939
Connecticut	2,056,256
CA/TX/AZ/NV/NYC	8,000,000
Florida	500,000
Illinois	500,000
Texas/Louisiana	5,000,000
Massachusetts	28,211,732
MA/NH/CT	1,000,000
MA/NH	4,500,000
MA/PA/NJ/CT/RI	10,000,000
Maine	100,000
New England	17,123,838
New York	3,045,645
NYC	500,000
NY/DC	10,000,000
NY/NJ/TX/FL/CA/MD/DE	10,000,000
New Jersey	10,425,272
New Mexico/Nevada	6,000,000
NM/TX	600,000
North Carolina	500,000
Ohio	507,530
Oregon	500,000
Pennsylvania	3,000,000
PA/NJ	609,129
PA/CA/DC/VA	650,000
Rhode Island	250,000
South Carolina	500,000
South Dakota	5,655,359
TN	500,000
Texas	13,500,322
Utah	1,769,196
Utah/NJ	59,186,508
Washington	1,000,000
Washington/Oregon	2,000,000

TOTAL	$242,859,726

Fund Impact per the Community Reinvestment Act

The Fund invests in securities that support community development economic activity as defined in the CRA.

At May 31, 2003, the Fund’s investments had outstanding loans to 3,662 homebuyers with incomes below 80% of median income from the following states in the following numbers.

Whole Loans

Alabama	25
Arizona	128
California	199
Connecticut	53
Delaware	12
Florida	50
Georgia	8
Illinois	12
Louisiana	25
Maine	1
Maryland	73
Massachusetts	635
Mississippi	3
Nevada	33
New Hampshire	35
New Jersey	689
New Mexico	49
New York	123
North Carolina	10
Oregon	21
Pennsylvania	613
Rhode Island	15
South Carolina	10
South Dakota	69
Tennessee	1
Texas	278
Utah	406
Virginia	12
Washington	22
Washington, D.C.	50

3,662

Many of the above loans were made under targeted CRA lending initiatives such as Acorn, Mass Housing Partnership and other individual banks’ tailor-made CRA lending programs.

In addition as of May 31, 2003, the Fund’s investments had outstanding loans to sponsors of 841 multi-family, 14 community based non-profit affordable housing rental units and 22 SBA loans from the following states in the following amounts.

Multi-Family Units

Alabama	52
California	174
Louisiana	96
New York	222
Texas	227
Utah	70

841

Community Based Non-Profit

Rhode Island	14

14

SBA Loans

Utah	22

22

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A full discussion of the risks associated with ownership of Fund Shares appears in the Fund’s Private Offering Memorandum, which is incorporated herein by reference. The Fund’s market risks may be summarized as follows:

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

Interest Rate Risk. The Fund will generally invest in fixed rate investments that have their market values directly affected by changes in prevailing interest rates. An increase in interest rates will generally reduce the value of Fund investments and a decline in interest rates will generally increase the value of those investments. There may be exceptions due to shifts in the yield curve, the performance of individual securities and other market factors.

Derivatives Risk. The Fund may use derivative instruments, including futures, forwards, options, indexed securities, and inverse securities for hedging purposes. Hedging is a strategy in which the Fund uses a derivative to offset the risk that other Fund holdings may decrease in value. While hedging can reduce losses, it can also reduce or eliminate gains if the market moves in a different manner than anticipated by the Fund or if the cost of the derivative outweighs the benefit of the hedge. Hedging also involves the risk that changes in the value of the derivative will not match those of the holdings being hedged as expected by the Fund, in which case any losses on the holdings being hedged may not be reduced. There can be no assurance that the Fund’s hedging strategy will reduce risk or that hedging transactions will be either available or cost effective.

A summary of the Fund’s portfolio holdings as of May 31, 2003 is contained in the Schedule of Investments included in Item 8 of this report.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

The Board of Directors and Shareholders,

Access Capital Strategies Community Investment Fund, Inc.:

We have audited the accompanying statement of assets and liabilities, including the schedule of investments, of Access Capital Strategies Community Investment Fund, Inc. as of May 31, 2003, and the related statements of operations and cash flows for the year then ended, the statements of changes in net assets for each of the two years in the period then ended, and the financial highlights for the periods presented. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at May 31, 2003 by correspondence with the custodian and brokers; where replies were not received from brokers we performed other auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and financial highlights present fairly, in all material respects, the financial position of Access Capital Strategies Community Investment Fund, Inc. as of May 31, 2003, the results of its operations and cash flows for the year then ended, the changes in its net assets for each of the two years in the period then ended, and its financial highlights for the periods presented, in conformity with accounting principles generally accepted in the United States of America.

Princeton, New Jersey

Deloitte & Touche LLP

July 21, 2003

Access Capital Strategies Community Investment Fund, Inc.

Schedule of Investments

May 31, 2003

	Face Amount	Market Value
MORTGAGE-BACKED SECURITIES (127.7%):
Federal National Mortgage Association (FNMA) (90.3%):
15 Year Fixed Rate Single Family Mortgage-Backed Securities
5.00%, 12/1/17—1/1/18	$3,568,532	$3,721,675
5.50%, 3/1/16	473,504	495,891
6.00%, 4/1/14	253,890	266,397
6.50%, 6/1/14	235,104	248,665
7.00%, 1/1/15	333,281	356,734
30 Year Fixed Rate Single Family Mortgage-Backed Securities
5.00%, 3/1/29—6/15/33 (b)	30,760,582	31,742,559
5.50%, 1/1/29—6/15/33	57,298,827	59,669,674
6.00%, 7/1/29—12/1/32 (b)	39,471,824	41,218,768
6.50%, 1/1/31—11/1/32 (b)	54,172,266	56,738,887
7.00%, 6/1/29—3/1/31	5,557,515	5,885,905
7.25%, 12/1/29	80,646	85,916
7.50%, 9/1/29—2/1/31	6,914,243	7,387,119
8.00%, 2/1/30—4/1/30	1,217,371	1,322,936

Total single family mortgage-backed securities		209,141,126

Multi Family Mortgage-Backed Securities
5.23%, 4/1/21	1,998,039	2,192,032
5.41%, 2/1/21	1,077,394	1,209,251
6.50%, 5/1/17	1,308,814	1,543,739
6.61%, 3/1/20	1,100,082	1,304,823
6.70%, 6/1/19	664,824	799,777
7.42%, 10/1/18	1,956,854	2,445,298
7.58%, 5/1/18	619,659	790,717
7.90%, 1/1/18 (a)	2,138,617	2,777,831
7.97%, 9/1/17	747,518	962,066

Total multi-family mortgage-backed securities		14,025,534

Total Federal National Mortgage Association securities		223,166,660

Federal Home Loan Mortgage Corporation (33.9%):
30 Year Fixed Rate Single Family Mortgage-Backed Securities
5.00%, 6/15/33	2,087,850	2,143,308
5.50%, 9/1/29—6/15/33 (b)	25,076,283	26,077,234
6.00%, 3/1/31—11/1/32 (b)	28,799,980	30,002,542
6.50%, 6/1/29—8/1/32	19,070,418	19,935,383
7.00%, 10/1/29—3/1/32	3,720,875	3,922,682
7.50%, 12/1/29—3/1/30	1,601,702	1,711,550

Total Federal Home Loan Mortgage Corporation single family mortgage-backed securities		83,792,699

	Face Amount	Market Value
GNMA Pool (2.5%):
Multi Family Mortgage-Backed Securities:
6.00%, 12/15/31	$1,115,784	$1,174,788
6.25%, 9/15/32	535,313	604,973
6.50%, 4/15/32—4/20/32	1,590,740	1,672,101
7.00%, 4/15/32	664,296	703,307
8.25%, 12/15/32	1,639,917	1,961,234
Total GNMA Pool multi-family mortgage-backed securities		6,116,403
Small Business Administration (0.9%):
1.625%, 6/25/18	1,146,493	1,139,872
1.65%, 10/25/10	1,105,380	1,100,330
Total Small Business Administration securities		2,240,202
Total mortgage-backed securities		315,315,964
GUARANTEED NOTES (0.5%):
Boston, MA, U.S. Government Guaranteed Notes 6.85%, 8/1/07	1,290,000	1,298,308
Total guaranteed notes		1,298,308
Total Investments (cost $304,973,620)—128.2%		316,614,272
Variation margin on financial futures contracts*—0.0%		4,344
Liabilities in excess of other assets—(28.2%)		(69,584,736)
Net assets—100.0%		$247,033,880

*	Pursuant to the financial futures contracts, the Fund agrees to receive from or pay to the broker an amount equal to the daily fluctuation in values of the contract. Such receipts or payments, which are settled the following business day, are known as variation margin and are recorded by the Fund as unrealized gains or losses. Financial futures contracts sold as of May 31, 2003 were as follows:

Number of Contracts	Issue	Expiration Date	Value
278	US 5 Year Treasury Bonds	June 2003	$32,373,934

Total financial futures contracts sold
(Total contract price $31,581,090)			$32,373.934

(a)	All or a portion held as collateral in connection with open financial futures contracts.
(b)	All or a portion held as collateral in connection with open reverse repurchase agreements.

See Notes to Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

STATEMENT OF ASSETS AND LIABILITIES AS OF MAY 31, 2003

Assets:
Investments, at value (Identified cost—$304,973,620)		$316,614,272
Cash		1,498,826
Receivables:
Interest	$1,508,738
Capital shares sold	100,000
Principal paydowns	70,677
Variation margin	4,344	1,683,759

Prepaid expenses and other assets		49,209

Total assets		319,846,066

Liabilities:
Payables:
Reverse repurchase agreements (including accrued interest of $18,871)	47,018,871
Securities purchased	23,374,300
Dividends to shareholders	2,153,075
Investment advisor	221,421
Other affiliates	14,892	72,782,559

Accrued expenses and other liabilities		29,627

Total liabilities		72,812,186

Net Assets		$247,033,880

Net Assets Consist of:
Paid-in capital		$243,079,354
Accumulated distributions in excess of investment income-net	$(1,401,829)
Accumulated realized capital losses on investments-net	(5,491,453)
Unrealized appreciation on investments-net	10,847,808

Total accumulated earnings-net		3,954,526

Net Assets		$247,033,880

Net Asset Value Per Share		$10.21

Shares issued and outstanding, $.0000001 par value, 100,000,000 shares authorized		24,195,706

See Notes to Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

STATEMENT OF OPERATIONS

			Year Ended May 31, 2003
Investment Income:	Interest		$15,742,285
Expenses:	Management fees	$1,330,802
	Interest expense	638,169
	Professional fees	102,019
	Accounting services	92,111
	Organizational fees	44,623
	Director’s fees and expenses	28,000
	Custodian fees	26,258
	Transfer agent fees	20,795
	Pricing fees	14,573
	Other	27,633

	Total expenses before reimbursement	2,324,983
	Reimbursement of expenses	(176,550)

	Total expenses after reimbursement		2,148,433

	Investment income-net		13,593,852

Realized & Unrealized Gain (Loss) on Investments:	Realized loss on investments-net		(4,016,102)
	Change in unrealized appreciation on investments-net		6,561,676

	Total realized and unrealized gain on investments-net		2,545,574

	Net Increase in Net Assets Resulting from Operations		$16,139,426

See Notes to Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

STATEMENTS OF CHANGES IN NET ASSETS

		Year Ended May 31, 2003	Year Ended May 31, 2002
	Increase (Decrease) in Net Assets:
Operations:	Investment income-net	$13,593,852	$10,036,904
	Realized loss on investments-net	(4,016,102)	(523,813)
	Change in unrealized appreciation on investments-net	6,561,676	3,145,114

	Net increase in net assets resulting from operations	16,139,426	12,658,205

Dividends to Shareholders:	Dividends to shareholders from investment income-net	(15,984,993)	(9,746,762)

Capital Share Transactions:	Net proceeds from sale of shares	59,371,343	55,878,654
	Value of shares issued to shareholders in reinvestment of dividends	2,624,285	3,906,050

	Change in net assets resulting from capital share transactions	61,995,628	59,784,704

Net Assets:	Total increase in net assets	62,150,061	62,696,147
	Beginning of year	184,883,819	122,187,672

	End of year*	$247,033,880	$184,883,819

	* Undistributed (accumulated distributions in excess of) investment income-net	$(1,401,829)	$944,689

See Notes to Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

STATEMENT OF CASH FLOWS

		Year Ended May 31, 2003
Cash Provided by Operating Activities:	Net increase in net assets resulting from operations	$16,139,426
	Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
	Decrease in receivables	20,814,226
	Decrease in other assets	229,166
	Decrease in other liabilities	(21,343,592)
	Realized and unrealized gain on investments—net	(2,545,574)
	Amortization of premium and discount	(4,738,330)
	Change in unrealized depreciation on financial futures contracts—net	(284,705)
	Change in unrealized appreciation on short sales—net	220,934
	Realized loss on financial futures contracts—net	(4,674,123)
	Realized loss on short sales—net	(6,012)
	Proceeds from paydowns and sales of long-term investments	168,327,709
	Purchases of long-term investments	(245,807,959)

	Net cash used for investing activities	(68,924,928)

Cash Provided by Financing Activities:	Cash receipts from issuance of common stock	59,271,344
	Cash receipts from reverse repurchase agreements—net	21,800,000
	Dividends paid to shareholders	(11,207,633)

	Net cash provided by financing activities	69,863,711

Cash:	Net increase in cash	938,783
	Cash at beginning of year	560,043

	Cash at end of year	$1,498,826

Cash Flow Information:	Cash paid for interest	$654,110

Non-Cash Financing Activities:	Capital shares issued in reinvestment of dividends paid to Shareholders	$2,624,285

See Notes to Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

FINANCIAL HIGHLIGHTS

The following per share data and ratios have been derived from information provided in the financial statements.

		Year Ended May 31,				For the Period June 23, 1998+ to May 31, 1999
		2003	2002	2001	2000
	Increase (Decrease) in Net Asset Value:
Per Share Operating Performance: ##	Net asset value, beginning of period	$10.19	$9.97	$9.50	$9.93	$10.00

	Investment income-net	.62 +++	.64	.63	.58	.48
	Realized and unrealized gain (loss) on investments-net	.12	.22	.50	(.42)	(.16)

	Total from investment operations	.74	.86	1.13	.16	.32

	Less dividends from investment income-net	(.72)	(.64)	(.66)	(.59)	(.39)

	Net asset value, end of period	$10.21	$10.19	$9.97	$9.50	$9.93

Total Investment Return:**	Based on net asset value per share	7.53%	8.88%	12.12%	1.69%	3.17	% #

Ratios to Average Net Assets:++	Expenses, net of reimbursement and excluding interest expense	.68%	.64%	.58%	.58%	.58	% *

	Expenses, excluding interest expense	.75%	.77%	.58%	.58%	.58	% *

	Expenses	1.04%	1.06%	1.23%	.82%	.58	% *

	Investment income-net	6.08%	6.41%	6.63%	6.54%	5.03	% *

Ratios to Average Net Assets, Including Borrowings:++	Expenses, net of reimbursement and excluding interest expense	.57%	.58%	—	—	—

	Expenses, excluding interest expense	.64%	.68%	—	—	—

	Expenses	.88%	.94%	—	—	—

	Investment income-net	5.14%	5.73%	—	—	—

Supplemental Data:	Net assets, end of period (in thousands)	$247,034	$184,884	$122,188	$49,877	$25,443

	Portfolio turnover	42%	20%	25%	57%	29%

*	Annualized.
**	Total investment returns exclude the effects of commitment fees or other sales charges.
#	Aggregate total investment return.
##	Per share operating performance figures have been adjusted where appropriate to reflect a 10,000 for 1 stock split that occurred on July 9, 2001.
+	Commencement of operations.
++	Prior to fiscal 2002, Access Capital LLC paid the Fund’s operating expenses and received six basis points for reimbursement and the amounts paid by Access in excess of reimbursement were disclosed in the notes to the financial statements.

Commencing in fiscal 2002, the Fund’s operating expenses are being recorded by the Fund and the Fund is being reimbursed by Access and MLIM for operating expenses in excess of six basis points.

+++	Based on average shares outstanding.

See Notes to Financial Statements.

ACCESS CAPITAL STRATEGIES

COMMUNITY INVESTMENT FUND, INC.

Notes to Financial Statements

May 31, 2003

(1) Organization

Access Capital Strategies Community Investment Fund, Inc. (the “Fund”), a Maryland Corporation, is organized as a non-diversified closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. The Fund commenced operations on June 23, 1998.

The Fund’s investment objective is to invest in geographically specific private placement debt securities located in portions of the United States designated by Fund investors. The Fund invests primarily in private placement debt securities specifically designed to support underlying community development activities targeted to low- and moderate-income individuals such as affordable housing, education, small business lending, and job-creating activities in areas of the United States designated by Fund investors. The Fund’s Articles of Incorporation provide that on December 31, 2032, the Fund will be dissolved without any action by the shareholders.

(2) Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Fund in the preparation of the financial statements. The policies are in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect amounts reported therein. Although actual results could differ from these estimates, any such differences are expected to be immaterial to the net assets of the Fund.

(a) Valuation of Securities

Portfolio securities the principal market for which is a securities exchange will be valued at the closing sales price on that exchange on the day of computation, or, if there have been no sale during such day, at the bid quotations. If no such bid prices are available, then the securities will be valued in good faith at their respective fair values using methods determined by or under the supervision of the Board. Portfolio securities the principal market for which is not a securities exchange and for which State Street Bank and Trust Company (“State Street”), which provides accounting (in addition to custody) services to the Fund, can obtain a price from an independent pricing agent are valued at the price obtained from the independent pricing agent. Portfolio securities the principal market for which is not a securities exchange and for which State Street cannot obtain a price from an independent pricing agent are valued at their respective fair values by the MLIM Fixed Income Pricing Committee, provided that the price (or change in price) does not affect the Fund’s NAV by more than ½ of 1%. Portfolio securities the principal market for which is not a securities exchange, for which State Street cannot obtain a price from an independent pricing agent, and the price (or change in price) of which the MLIM Fixed Income Pricing Committee determines would affect the Fund’s NAV by more than ½ of 1% are valued at their respective fair values by the Fund’s Pricing Committee. Financial futures contracts are stated at market value. All other assets and securities including securities for which market quotations are not readily available are valued at their fair value as determined in good faith under the general supervision of the Board of Directors of the Fund (the “Directors”). Occasionally, events affecting the values of securities and other assets may occur between the times at which valuations of such securities are determined (that is, close of the market on which such securities trade) and the close of business on the NYSE. If events (for example, company announcement, natural disasters, market volatility) occur during such periods that are expected to materially affect the value for such securities, those securities may be valued at their fair value as determined in good faith by the Directors or by the investment adviser using a pricing service and/or procedures approved by the Directors.

(b) Repurchase Agreements

It is the policy of the Fund to require the custodian bank to take possession by having legally segregated in the Federal Reserve Book entry system all securities held as collateral in support of the repurchase agreement investments. Additionally, procedures have been established by the Fund to monitor, on a daily basis, the market value of each repurchase agreement’s underlying securities to ensure the existence of a proper level of collateral.

The Fund will only enter into repurchase agreements with banks and other recognized financial institutions such as broker/dealers which are deemed by the Fund’s adviser or sub-adviser to be creditworthy pursuant to guidelines established by the Directors. Risk may arise from potential inability of counterparties to honor the terms of the repurchase agreement. Accordingly, the Fund could receive less than the repurchase price on the sale of the collateral securities.

(c) Reverse Repurchase Agreements

To obtain short-term financing, the Fund may enter into reverse repurchase agreements with banks and other recognized financial institutions such as broker/dealers which are deemed by the Fund’s advisor or sub-advisor to be creditworthy pursuant to the guidelines established by the Directors. Interest on the value of the reverse repurchase agreements is based upon competitive market rates at the time of issuance. At the time the Fund enters into a reverse repurchase agreement, it will establish and maintain a segregated account with the custodian containing qualifying assets having a value not less than the repurchase price, including accrued interest. If the counterparty to the transaction is rendered insolvent, the ultimate realization of the securities to be repurchased by the Fund may be delayed or limited. At May 31, 2003, the Fund has 45,533,666 of portfolio securities pledges as collateral for reverse repurchase agreements.

(d) Derivatives

The Fund may use derivative instruments, including futures, forwards, options, indexed securities and inverse securities for hedging purposes only. Derivatives allow the Fund to increase or decrease its risk exposure more quickly and efficiently than other types of instruments.

Financial futures contracts – The Fund may purchase or sell financial futures contracts and options on such futures contracts. Futures contracts are contracts for delayed delivery of securities at a specific future date and at a specific price or yield. Upon entering into a contract, the Fund deposits and maintains as collateral such initial margin as required by the exchange on which the transaction is effected. Pursuant to the contract, the Fund agrees to receive from or pay to the broker an amount of cash equal to the daily fluctuation in value of the contract. Such receipts or payments are known as variation margin and are recorded by the Fund as unrealized gains or losses. When the contract is closed, the Fund records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.

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

(h) Distributions to Shareholders

During the fiscal year ended May 31, 2003 (and prior fiscal years), the Fund declared and distributed dividends quarterly from net investment income. Effective as of June 1, 2003, the Fund declares and distributes dividends monthly from net investment income. The fund distributes dividends annually from net realized capital gains, if any, after offsetting capital-loss carryovers.

(i) Securities Sold Short

The Fund may utilize securities sold short that would be shown as a liability in the statements of assets and liabilities and would be for hedging purposes only. To settle the liability, the Fund would be required to purchase the previously shorted securities at the prevailing market price. Securities are sold short against purchases made prior to receiving a capital call. Upon receiving the capital call the short security is repurchased at the prevailing market price. Short sales may involve a level of risk in excess of the liability recognized in the accompanying statements of assets and liabilities. The extent of such risk cannot be quantified.

(j) Reclassification

Accounting principles generally accepted in the United States of America require that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. Accordingly, the current year’s permanent book/tax difference of $44,623 has been reclassified between paid-in capital in excess of par and accumulated distributions in excess of investment income-net. This reclassification has no effect on net assets or net asset value per share.

(3) Investments

Purchases and sales of investments, excluding short-term securities, for the year ended May 31, 2003 were $262,200,561 and $163,410,230, respectively.

Net realized gains (losses) for the year ended May 31, 2003 and net unrealized gains (losses) as of May 31, 2003 were as follows:

	Realized Gains (Losses)	Unrealized Gain (Losses)
Long-term investments	$658,021	$11,640,652
Financial futures contracts	(4,674,123)	(792,844)

Total	$(4,016,102)	$10,847,808

As of May 31, 2003, net unrealized appreciation for Federal income tax purposes aggregated $11,640,652, of which $11,652,548 related to appreciated securities and $11,896 related to depreciated securities. The aggregate cost of investments at May 31, 2003 for Federal income tax purposes was $304,973,620.

(4) Investment Management Agreement and Other Transactions with Affiliates

Access Capital Strategies LLC (“Access”) serves as the Fund’s investment manager. Access is a registered investment adviser under the Investment Advisers Act of 1940. As of May 31, 2003, the Federal National Mortgage Association (“Fannie Mae”) through its affiliate, the Fannie Mae American Communities Fund, holds 32% equity interest in Access. At May 31, 2003, the Fund held $223,166,660 in Fannie Mae mortgage-backed securities representing 90.3% of the Fund’s net assets.

For the fiscal year ended May 31, 2003, Access was paid an annual management fee, paid quarterly, of fifty basis points (0.50%) of the Fund’s average monthly gross assets less accrued liabilities, other than indebtedness for borrowing.

Access has entered into a sub-management agreement (the “Sub-Management Agreement”) with Merrill Lynch Investment Managers, L.P. (“MLIM”). Under the Sub-Management Agreement, MLIM has assumed certain investment and administrative duties of Access and for such services MLIM receives from Access an annual sub-management fee paid quarterly at an annual rate of twenty-five basis points (0.25%) of the Fund’s average gross monthly assets, less accrued liabilities other than indebtedness for borrowings. For the year ended May 31, 2003, MLIM received $655,401 from Access. As of May 31, 2003, 24.4% of the Fund’s outstanding shares are owned by Merrill Lynch Community Development Corp., an affiliate of MLIM.

During the fiscal year ended May 31, 2003, the Fund was also charged for custody and portfolio accounting services and operating expenses. To the extent such expenses exceeded six basis points (0.06%) of the Fund’s monthly average net assets, they were reimbursed by Access and MLIM.

During the fiscal year ended May 31, 2003, the Fund also continued to be charged two basis points (0.02%) of the Fund’s total assets, including assets purchased with borrowed funds, to reimburse Access for unreimbursed expenses relating to the Fund paid by Access prior to March 2001. $44,623 of previously unreimbursed expenses incurred prior to March 2001 were reimbursed by the Fund in fiscal 2003.

Effective as of June 1, 2003, the six basis point and two basis point expense reimbursement caps referred to in the two immediately preceding paragraphs have been replaced with and superceded by a 25 basis point expense reimbursement cap. To the extent that the Fund’s operating expenses in a given fiscal year are less than .25% of the Fund’s monthly average net assets, the Fund will repay Access and MLIM for operating expenses previously borne or reimbursed by Access and MLIM (provided that in no circumstance will the Fund pay or reimburse more than 25 basis points of the Fund’s monthly average assets for operating expenses and expense reimbursement collectively in any fiscal year). Total unreimbursed expenses as of May 31, 2003 amount to $733,863.

For certain issues purchased by the Fund, the issuer may pay a 100 basis point (1%) structuring fee to the Fund. In the event that the Fund receives a structuring fee from an issuer, Access charges the Fund an investment structuring fee equal to 100 basis points (1%). For the fiscal year ended May 31, 2003, the Fund received $0 in structuring fees from issuers and accordingly, the Fund paid Access $0 in structuring fees.

Access maintains a shareholder account for each investor in the Fund. Investors making a commitment to the Fund pay Access a one-time commitment fee of 25 basis points (0.25%) of the commitment. During the year ended May 31, 2003, Access received $139,250 in commitment fees, of which $98,250 was paid to FAM Distributors, Inc., an affiliate of MLIM.

(5) Capital Share Transactions

The Fund has authorized 100,000,000 (adjusted to reflect a 10,000 for 1 stock split that occurred on July 9, 2001) shares of $.0000001 par value common stock. Shares issued and outstanding during the year ended May 31, 2003 increased by 5,796,410 as a result of shares sold and 259,639 as a result of dividend reinvestment and during the year ended May 31, 2002 increased by 13,281,102 as a result of a stock split, 4,547,425 as a result of shares sold and 309,905 as a result of dividend reinvestment. At May 31, 2003, there were 24,166,878 shares outstanding.

Investors withdrawing from the Fund receive the then current net asset value per share. Prior to June 1, 2003, the total redemption proceeds were subject to a 1% withdrawal fee if the assets had been in the investor’s account for less than three years. During the fiscal year ended May 31, 2003, no withdrawals were made. Effective as of June 1, 2003, no withdrawal fees are charged.

(6) Securities Transactions

Purchases, sales and paydowns of investment securities (excluding purchases, sales and maturities of short-term securities) were as follows for the fiscal year ended May 31, 2003:

Purchases	Sales	Paydowns
$211,362,451	$30,515,514	$82,765,247

The Fund had the following reverse repurchase agreements outstanding at May 31, 2003:

Repurchase amount	Counterparty	Interest rate	Maturity date
$19,400,000	Credit Suisse First Boston	1.31%	6/16/03
$27,600,000	Credit Suisse First Boston	1.34%	6/25/03

The average daily balance, weighted average interest rate and maximum amount outstanding under these agreements for the fiscal year ended May 31, 2003 were as follows:

Average daily Balance outstanding	Weighted average interest rate	Maximum amount outstanding
$41,493,452	1.54%	$58,800,000

(7) Distributions to Shareholders:

The tax character of distributions paid during the fiscal years ended May 31, 2003 and May 31, 2002 was as follows:

	5/31/2003	5/31/2002
Distributions paid from:
Ordinary income	$15,984,993	$9,746,762

Total taxable distributions	$15,984,993	$9,746,762

As of May 31, 2003, the components of accumulated earnings on a tax basis were as follows:

Undistributed ordinary income—net		$(1,401,829)
Undistributed long-term capital gains—net		—

Total undistributed earnings—net		(1,401,829)
Capital loss carry forward		(2,203,104	)*
Unrealized gains—net		7,559,459	**

Total accumulated earnings—net		$3,954,526

*	On May 31, 2003, the Fund had a net capital loss carry forward of $2,203,104, of which $16,310 expires in 2007, $137,249 expires in 2008, $644,962 expires in 2009, $310,646 expires in 2010 and $1,093,937 expires in 2011. This amount will be available to offset like amounts of any future taxable gains.

**	The difference between book-basis and tax-basis net unrealized gains is attributable primarily to the tax deferral of losses on straddles and the realization for tax purposes of unrealized gains (losses) on certain futures contracts.

(8) Subsequent Event:

The following changes to the Fund’s operating procedures took place on June 1, 2003, the start of the next fiscal year:

•	Daily pricing for determination of the Net Asset Value per Share and daily declaration of dividends from net investment income
•	Monthly payment of dividend or dividend reinvestment from net investment income
•	Increasing the Fund’s expense reimbursement cap from 8 to 25 basis points of net assets
•	Elimination of the 1% withdrawal fee formerly charged by Access upon redemptions

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the previous two fiscal years, Deloitte & Touche LLP has served as the Fund’s independent auditors and accountants. Deloitte & Touche LLP continues to serve as the Fund’s independent auditors and accountants and the Fund has not had any disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or scope of auditing procedures.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Fund’s Board of Directors establishes and reviews policy for the management of the Fund. A majority of the members of the Board of Directors, as required by Section 56(a) of the 1940 Act, are disinterested. The Board meets no less frequently than quarterly. The Board reviews and approves annually the contracts between the Fund, Access, and any other affiliates of Access. Management is responsible for all day-to-day business decisions regarding operations of the Fund. Specifically, all decisions about buying and selling portfolio investments are Management’s responsibility. The Board reviews and considers the allocation of actual investments as compared to the allocation indicated by investors’ Designated Target Regions.

At May 31, 2003, the Fund’s Directors were:

Name, Age and Offices with the Fund	Principal Occupation During At Least Past Five Years and Public Directorships as of March 1, 2003
Stephen B. Swensrud, 69 Director since 2001

Chairman of Fernwood Advisors (investment adviser) since 1996; Principal of Fernwood Associates (financial consultant) since 1975; Chairman, R.P.P. Corporation (manufacturing company), since 1978; Director, International Mobile Communications, Inc. (telecommunications company) since 1998.

In addition, Mr. Swensrud is a Director of 43 registered investment companies consisting of 61 portfolios advised by Merrill Lynch Investment Managers, L.P. or its affiliates.

M. Colyer Crum, 70 Director since 2001

James R. Williston Professor of Investment Management Emeritus, Harvard Business School since 1996; James R. Williston Professor of Investment Management, Harvard Business School, from 1971 to 1996; Director of Cambridge Bancorp.

In addition, Mr. Crum is a Director of 23 registered investment companies consisting of 36 portfolios advised by Merrill Lynch Investment Managers, L.P. or its affiliates.

Terry K. Glenn*, 62 Director since 2001

Chairman (Americas Region) of Merrill Lynch Investment Managers, L.P., from 2000 to 2002; Executive Vice President of Merrill Lynch Investment Managers, L.P. and Fund Asset Management, L.P., from 1983 to 2000; Executive Vice President and Director of Princeton Services, Inc., from 1993 to 2002; President of FAM Distributors, Inc., from 1986 to 2002 and Director thereof from 1991 to 2002; President of Princeton Administrators, L.P., from 1988 to 2002.

In addition, Mr. Glenn is President of and a Director of substantially all investment companies advised by Merrill Lynch Investment Managers, L.P. or its affiliates.

Peter J. Blampied, 60 Director since 1997

President, Corcoran Management Company, a real estate firm, since 1998. Vice Chairman, Citizens Bank of Massachusetts, from 1993 to 1994. Chairman, President & CEO Boston Five Bancorp, from 1989 to 1993.

In addition Mr. Blampied is a Director of A.W. Perry, Inv. (1998-present) and Environmental Power Corp. (1998-present), and a Trustee of Northeast Investors Trust (2000-present).

Ronald A. Homer*, 56 Director since 1997	CEO & Co-Managing Member, Access Capital Strategies LLC (the Manager) since 1997. President & CEO, Boston Bank of Commerce, from 1983 to 1996.

In addition, Mr. Homer is a Director of Sallie Mae (GSE).

Kevin J. Mulvaney, 54 Director since 1997	President, Strategic Advisors Group, a management-consulting firm, since 1997. Formerly President of DRI/McGraw Hill, from 1994 to 1997. Executive Vice President, Bank of Boston (prior to 1993).

*	An “interested” Director.

Officers

The officers of the Fund are elected by and serve at the pleasure of the Board of Directors of the Fund. At May 31, 2003, the officers of the Fund were:

Name (Age)	Position	Other Affiliation
Ronald A. Homer (56)	Chairman (since 1997)	CEO & Co-Managing Member, Access Capital Strategies LLC
David F. Sand (46)	CEO (since 1997)	President & Co-Managing Member, Access Capital Strategies LLC
David W. Clayton (36)	Secretary (since 2001)	Vice President—Legal Advisory, Merrill Lynch Investment Managers, L.P.

The business backgrounds not shown above of the Fund’s directors and officers are as follows:

Name	Employers (prior 5 years)	Industry	Job Description
David F. Sand	Access Capital Strategies LLC	Investment Adviser	President & Co-Managing Member (1997-present)
	Access Capital Strategies Corp.	Investment Adviser	CIO & CEO (prior to 1997)
	Commonwealth Capital Strategies	Investment Banking	President (prior to 1995)
	Commonwealth Capital Partners	Investment Banking	Managing Director (prior to 1994)
David W. Clayton	Milbank Tweed Hadley & McCloy Blake, Cassels & Graydon	Legal Legal	Attorney (1997-2000) Attorney (1995-1997)

ITEM 11.	EXECUTIVE COMPENSATION

The Fund pays no compensation to its officers who are “interested persons” (as defined in the 1940 Act) of the Fund or to its directors who are officers, directors or employees of Access, MLIM or any “affiliated person” (as defined in the 1940 Act) of Access or MLIM. The Fund’s disinterested directors received $2,000 per meeting. There were 4 in person meetings during the reporting period. Such directors also are reimbursed by the Fund for their expenses in attending meetings of the Board or any committee thereof.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Owners:

At May 31, 2003, the following investors beneficially owned more than five percent of the Fund’s outstanding voting securities:

Title of Class	Name and address of beneficial owner	Amount and nature* of beneficial ownership	Percent of class
Common stock	Merrill Lynch Community Development Corp. Development Company LLC 800 Scudders Mill Rd. #1-H Plainsboro, NJ 08536	5,899,252.147	24.4%

Title of Class	Name and address of beneficial owner	Amount and nature* of beneficial ownership	Percent of class
Common stock	Fleet Boston 100 Federal Street. MA DE 10012H Boston, MA 02100	1,720,840.000	7.2%

*	To the Fund’s knowledge, both investors have both voting power and investment power of the Shares. Management:

Access, the manager of the Fund, owned 94.3 Fund Shares at May 31, 2003, representing less than 0.1% of the Fund’s outstanding Shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Fund may invest in securities guaranteed and issued by Fannie Mae. An affiliate of Fannie Mae is an investor in Access, the Fund’s manager. The Fund’s Directors have adopted policies and procedures to govern the direct purchase of Fannie Mae mortgage-backed securities by the Fund from the Fannie Mae Customer Service Trading Desk.

At May 31, 2003, the Fund owned $223.2 million aggregate amount in Fannie Mae mortgage-backed securities, representing 70.8% of the total amount of mortgage-backed securities held by the Fund and 90.3% of the Fund’s net assets.

ITEM 14.	CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, the Fund’s management, including the Chief Executive Officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and principal financial officer concluded that, as of the date of the evaluation, the disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in the Fund’s periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date of the most recent evaluation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in the Fund’s Annual Reports on Form 10-K for the fiscal year ended May 31, 2003.

Statement of Assets and Liabilities as of May 31, 2003.

Statement of Operations for the fiscal year ended May 31, 2003.

Statement of Changes in Net Assets for the fiscal year ended May 31, 2003 and the fiscal year ended May 31, 2002.

Statement of Cash Flows for the Fiscal Year ended May 31, 2003

Financial Highlights

Notes to Financial Statements

Independent Auditors’ Report

(a)(2) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

(a)(3) The following exhibits are included as part of this Form 10-K.

Exhibit No.			Exhibit
(a)	(1)		N/A
	(2)		None
	(3)	(i)	Articles of Incorporation are incorporated by reference to the Fund’s Form 10-Q for the period ended August 31, 1998.
		(ii)	By-Laws are incorporated by reference to the Fund’s Form 10-Q for the period ended August 31, 1998.
	(4)		N/A
	(5)		N/A
	(8)		N/A
	(9)		None
	(10)	(i)	Private Offering Memorandum dated February 18, 1998, revised as of June 1, 2003, filed herewith.
		(iii)(A)	Management Agreement is incorporated by reference to the Fund’s Form 10-Q for the period ended August 31, 1998.
		(B)	Amendment to the Management Agreement dated as of May 23, 2003 filed herewith.
	(11)		N/A
	(12)		N/A
	(13)		N/A
	(15)		N/A
	(16)		None
	(17)		N/A
	(18)		N/A
	(19)		N/A
	(20)		N/A
	(21)		None
	(22)		N/A
	(23)		N/A
	(24)		Powers of Attorney incorporated by reference to the Fund’s Form 10-K for the fiscal year ended May 31, 2002 filed on August 29, 2002.
	(25)		N/A
	(26)		N/A
	(27)		[Reserved]

(28)	[Reserved]
(29)	[Reserved]
(30)	[Reserved]
(31)	Certifications required by the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

Date: August 29, 2003	/s/ RONALD A. HOMER*
Ronald A. Homer, Chairman

Date: August 29, 2003	/s/ KEVIN J. MULVANEY*
Kevin J. Mulvaney, Director

Date: August 29, 2003	/s/ PETER BLAMPIED*
Peter Blampied, Director

Date: August 29, 2003	/s/ M. COLYER CRUM*
M. Colyer Crum, Director

Date: August 29, 2003	/s/ TERRY K. GLENN*
Terry K. Glenn, Director

Date: August 29, 2003	/s/ STEPHEN B. SWENSRUD*
Stephen B. Swensrud, Director

Date: August 29, 2003	/s/ DAVID F. SAND*
David F. Sand, Chief Executive Officer and Principal Financial Officer

*	Executed on behalf of the indicated person by the undersigned, pursuant to power of attorney.

By:	/s/ BRANT K. BROWN
Brant K. Brown Attorney-In-Fact