Form 10-K/A
period 2003-05-31
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2003-09-29
CIK 1040241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

2003 FORM 10-K ANNUAL REPORT

Explanatory Note

This amendment on Form 10-K/A amends Access Capital Strategies Community Investment Fund, Inc.’s annual report on Form 10-K for the fiscal year ended May 31, 2003, as initially filed with the Securities and Exchange Commission on August 29, 2003, and is being filed to reflect certain revisions to the May 31, 2003 statement of cash flows, the calculation of its investment return and other typographical errors. The statement of cash flows for the year ended May 31, 2003 has been revised in order to correct an input error in the amortization of premium and discount within Operating Activities. The amortization of premium and discount has been revised from $4,738,330 as previously reported to $5,576 for the year ended May 31, 2003. The subtotals in the accompanying statement of cash flows remain unchanged as these subtotals reflected as if the correct amortization had been input in the original filing. Therefore, cash and cash equivalents remain unchanged by this correction for all periods presented. Access Capital Strategies Community Investment Fund, Inc. has also revised its total investment return and other typographical errors in its annual report. The total investment return has been revised in all instances where it is disclosed from 7.53% as previously reported to 7.46% to correct mathematical errors. The amount of shares outstanding as of May 31, 2003 disclosed in Note 5 to the financial statements have been revised to correct an input error from 24,166,878 shares to 24,195,706 shares.

Such revisions have no impact on Access Capital Strategies Community Investment Fund, Inc.’s financial position, results of operations or cash flows as of or for the year ended May 31, 2003. There have been no other revisions to Access Capital Strategies Community Investment Fund, Inc.’s schedule of investments, statement of assets and liabilities, statement of operations, statements of changes in net assets, statement of cash flows, financial highlights or the footnotes thereto or any other portions of this Form 10-K/A.

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

The Fund ended the fiscal year on May 31, 2003 with $247.0 million in net assets and 24.2 million shares of common stock (“Shares”) owned by 78 Fund investors. The net asset value per Share as of May 31, 2003 was $10.21. The Fund’s total return for the fiscal year ended May 31, 2003 was 7.46%.

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

Selected Financial Data for the Fiscal Years ended May 31, 2003, May 31, 2002, May 31, 2001 and May 31, 2000, and for the period from June 23, 1998 (Commencement of Operations) to May 31, 1999:

	Fiscal year ended May 31, 2003	Fiscal year ended May 31, 2002	Fiscal year ended May 31, 2001	Fiscal year ended May 31, 2000	Period from June 23, 1998 (Commencement of Operations) to May 31, 1999
SEC Current Yield at end of period	5.46%	6.40%	6.51%	7.14%	5.46%
Annualized ratio of net investment income to average net assets	6.08%	6.41%	6.63%	6.54%	5.03%
Total return	7.46%	8.88%	12.12%	1.69%	3.17%#
Dividends per share	$0.7232790	$0.635303	$0.658436 *	$0.594250 *	$0.388807 *
Net investment income	$13,593,852	$10,036,904	$4,192,371	$2,247,145	$1,218,785
Net realized loss on investments	($4,016,102)	($523,813)	($661,249)	($215,414)	($74,875)
Unrealized Gain/(Loss)	$6,561,676	$3,145,114	$2,736,703	$1,266,025	($329,661)
Management Fees and Expenses**	$1,686,814	$1,199,107	$367,446	$199,214	$140,514

*	Adjusted to reflect the 10,000 to 1 stock split that occurred on July 9, 2001.
**	Management fees plus total expenses, excluding interest expense, before reimbursement.
#	Aggregate total investment return.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Fund Operations

Market Conditions

During the fiscal year ended May 31, 2003 the Federal Reserve and its chairman Alan Greenspan elected to lower the key Federal Funds rate 50 basis points, bringing this rate to 1.25%. (As of the writing of this report the rate is 25 basis points lower at 1.0%). Intermediate and long-term Treasury yields fell dramatically during the fiscal year with the 2-year and 5-year Treasury yields ending the fiscal year 187 and 206 basis points lower respectively. The 10-year and 30-year Treasury yields ended the fiscal year 167 and 124 basis points lower respectively. The 10-year Treasury note yield, a benchmark for mortgage backed securities, fell to a historical low of 3.31% during the period. The declining interest rate levels brought the Mortgage Bankers’ Association Refinance Index, a measure of refinance application volume, to a historical high. The Access Capital Strategies Fund had a total return of 7.46% for the fiscal year, outperforming the Merrill Lynch Mortgage Master by 51 basis points. The Fund’s higher return can be attributed in part to a combination of a slower prepayment rate typical of CRA securities and a portion of the Fund’s holdings being comprised of multi-family mortgages with prepayment protection.

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

Total Return

For the fiscal year ended May 31, 2003, the Fund’s total return (net of management fees and operating expenses) was 7.46% compared to 8.88% for the fiscal year ended May 31, 2002. The decrease in total return was primarily due to a lower level of interest rates during the fiscal year ended May 31, 2003.

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

Whole Loans

Alabama	25
Arizona	128
California	199
Connecticut	53
Delaware	12
Florida	50
Georgia	8
Illinois	12
Louisiana	25
Maine	1
Maryland	73
Massachusetts	635
Mississippi	3
Nevada	33
New Hampshire	35
New Jersey	689
New Mexico	49
New York	123
North Carolina	12
Oregon	21
Pennsylvania	613
Rhode Island	15
South Carolina	10
South Dakota	69
Tennessee	1
Texas	278
Utah	406
Virginia	12
Washington	22
Washington, D.C.	50

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

See Notes to Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

STATEMENT OF CASH FLOWS

		Year Ended May 31, 2003
Cash Provided by Operating Activities:	Net increase in net assets resulting from operations	$16,139,426
	Adjustments to reconcile net increase in net assets Resulting from operations to net cash provided by operating activities:
	Decrease in receivables	20,814,226
	Decrease in other assets	229,166
	Decrease in other liabilities	(21,343,592)
	Realized and unrealized gain on investments—net	(2,545,574)
	Amortization of premium and discount	5,576
	Change in unrealized depreciation on financial futures contracts—net	(284,705)
	Change in unrealized appreciation on short sales—net	220,934
	Realized loss on financial futures contracts—net	(4,674,123)
	Realized loss on short sales—net	(6,012)
	Proceeds from paydowns and sales of long-term investments	168,327,709
	Purchases of long-term investments	(245,807,959)

	Net cash used for investing activities	(68,924,928)

Cash Provided by Financing Activities:	Cash receipts from issuance of common stock	59,271,344
	Cash receipts from reverse repurchase agreements—net	21,800,000
	Dividends paid to shareholders	(11,207,633)

	Net cash provided by financing activities	69,863,711

Cash:	Net increase in cash	938,783
	Cash at beginning of year	560,043

	Cash at end of year	$1,498,826

Cash Flow Information:	Cash paid for interest	$654,110

Non-Cash Financing Activities:	Capital shares issued in reinvestment of dividends paid to Shareholders	$2,624,285

See Notes to Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

FINANCIAL HIGHLIGHTS

The following per share data and ratios have been derived from information provided in the financial statements.

		Year Ended May 31,				For the Period June 23, 1998+ to May 31, 1999
		2003	2002	2001	2000
	Increase (Decrease) in Net Asset Value:
Per Share Operating Performance: ##	Net asset value, beginning of period	$10.19	$9.97	$9.50	$9.93	$10.00

	Investment income-net	.62 +++	.64	.63	.58	.48
	Realized and unrealized gain (loss) on investments-net	.12	.22	.50	(.42)	(.16)

	Total from investment operations	.74	.86	1.13	.16	.32

	Less dividends from investment income-net	(.72)	(.64)	(.66)	(.59)	(.39)

	Net asset value, end of period	$10.21	$10.19	$9.97	$9.50	$9.93

Total Investment Return:**	Based on net asset value per share	7.46%	8.88%	12.12%	1.69%	3.17	% #

Ratios to Average Net Assets:++	Expenses, net of reimbursement and excluding interest expense	.68%	.64%	.58%	.58%	.58	% *

	Expenses, excluding interest expense	.75%	.77%	.58%	.58%	.58	% *

	Expenses	1.04%	1.06%	1.23%	.82%	.58	% *

	Investment income-net	6.08%	6.41%	6.63%	6.54%	5.03	% *

Ratios to Average Net Assets, Including Borrowings:++	Expenses, net of reimbursement and excluding interest expense	.57%	.58%	—	—	—

	Expenses, excluding interest expense	.64%	.68%	—	—	—

	Expenses	.88%	.94%	—	—	—

	Investment income-net	5.14%	5.73%	—	—	—

Supplemental Data:	Net assets, end of period (in thousands)	$247,034	$184,884	$122,188	$49,877	$25,443

	Portfolio turnover	42%	20%	25%	57%	29%

*	Annualized.
**	Total investment returns exclude the effects of commitment fees or other sales charges.
#	Aggregate total investment return.
##	Per share operating performance figures have been adjusted where appropriate to reflect a 10,000 for 1 stock split that occurred on July 9, 2001.
+	Commencement of operations.
++	Prior to fiscal 2002, Access Capital LLC paid the Fund’s operating expenses and received six basis points for reimbursement and the amounts paid by Access in excess of reimbursement were disclosed in the notes to the financial statements.

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

(5) Capital Share Transactions

The Fund has authorized 100,000,000 (adjusted to reflect a 10,000 for 1 stock split that occurred on July 9, 2001) shares of $.0000001 par value common stock. Shares issued and outstanding during the year ended May 31, 2003 increased by 5,796,410 as a result of shares sold and 259,639 as a result of dividend reinvestment and during the year ended May 31, 2002 increased by 13,281,102 as a result of a stock split, 4,547,425 as a result of shares sold and 309,905 as a result of dividend reinvestment. At May 31, 2003, there were 24,195,706 shares outstanding.

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

(a)(3) The following exhibits are included as part of this Form 10-K.

Exhibit No.			Exhibit
(a)	(1)		N/A
	(2)		None
	(3)	(i)	Articles of Incorporation are incorporated by reference to the Fund’s Form 10-Q for the period ended August 31, 1998.
		(ii)	By-Laws are incorporated by reference to the Fund’s Form 10-Q for the period ended August 31, 1998.
	(4)		N/A
	(5)		N/A
	(8)		N/A
	(9)		None
	(10)	(i)	Private Offering Memorandum dated February 18, 1998, revised as of June 1, 2003, is incorporated by reference to the Fund’s Form 10-K filed on August 29, 2003.
		(iii)(A)	Management Agreement is incorporated by reference to the Fund’s Form 10-Q for the period ended August 31, 1998.
		(B)	Amendment to the Management Agreement dated as of May 23, 2003 is incorporated by reference to the Fund’s Form 10-K filed on August 29, 2003.
	(11)		N/A
	(12)		N/A
	(13)		N/A
	(15)		N/A
	(16)		None
	(17)		N/A
	(18)		N/A
	(19)		N/A
	(20)		N/A
	(21)		None
	(22)		N/A
	(23)		N/A
	(24)		Powers of Attorney incorporated by reference to the Fund’s Form 10-K for the fiscal year ended May 31, 2002 filed on August 29, 2002.
	(25)		N/A
	(26)		N/A
	(27)		[Reserved]

(28)	[Reserved]
(29)	[Reserved]
(30)	[Reserved]
(31)	Certifications required by the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

Date: September 29, 2003	/s/ RONALD A. HOMER*
Ronald A. Homer, Chairman

Date: September 29, 2003	/s/ KEVIN J. MULVANEY*
Kevin J. Mulvaney, Director

Date: September 29, 2003	/s/ PETER BLAMPIED*
Peter Blampied, Director

Date: September 29, 2003	/s/ M. COLYER CRUM*
M. Colyer Crum, Director

Date: September 29, 2003	/s/ TERRY K. GLENN*
Terry K. Glenn, Director

Date: September 29, 2003	/s/ STEPHEN B. SWENSRUD*
Stephen B. Swensrud, Director

Date: September 29, 2003	/s/ DAVID F. SAND*
David F. Sand, Chief Executive Officer and Principal Financial Officer

*	Executed on behalf of the indicated person by the undersigned, pursuant to power of attorney.

By:	/S/ MARTIN LYBECKER
Martin Lybecker Attorney-In-Fact