Form 10-Q
period 2003-08-31
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2003-10-15
CIK 1040241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 817-00807

Access Capital Strategies Community Investment Fund, Inc.

(Exact name of registrant as specified in its charter)

Maryland	04-3369393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

124 Mt. Auburn Street, Suite 200N	Cambridge, MA 02138
(Address of principal executive offices)	(Zip Code)

617-576-5858

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act): Yes  ☒  No  ☐

The registrant had 88 shareholders and 27,421,648 shares of common stock outstanding as of August 31, 2003.

Access Capital Strategies Community Investment Fund, Inc.

August 31, 2003 Form 10-Q Quarterly Report

Access Capital Strategies Community Investment Fund, Inc.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	August 31, 2003 (unaudited)	May 31, 2003	August 31, 2002 (unaudited)
Assets:
Investments, at value*	$326,603,409	$316,614,272	$252,904,814
Cash	8,677,672	1,498,826	745,701
Receivables:
Interest	1,589,530	1,508,738	1,470,475
Capital shares sold	4,340,000	100,000	—
Principal paydowns	17,852	70,677	270,266
Variation margin	64,875	4,344	—
Prepaid expenses and other assets	833	49,209	62,545

Total assets	341,294,171	319,846,066	255,453,801

Liabilities:
Payables:
Reverse repurchase agreements (including accrued interest of $35,426, $18,871 and $25,745, respectively)	66,735,426	47,018,871	27,125,745
Securities purchased	4,990,590	23,374,300	16,844,238
Dividends to shareholders	1,166,880	2,153,075	—
Investment advisor	157,155	221,421	204,612
Variation margin	—	—	48,109
Other affiliates	8,965	14,892	—
Accrued expenses and other liabilities	9,317	29,627	40,036

Total liabilities	73,068,333	72,812,186	44,262,740

Net Assets:
Net Assets	$268,225,838	$247,033,880	$211,191,061

Net Assets Consist of:
Paid-in capital	$274,858,385	$243,079,354	$205,633,904

Undistributed (accumulated distributions in excess of) investment income - net	(1,401,846)	(1,401,829)	942,894
Accumulated realized capital losses on investments-net	(6,916,778)	(5,491,453)	(4,817,718)
Unrealized appreciation on investments-net	1,686,077	10,847,808	9,431,981

Total accumulated earnings (losses) - net	(6,632,547)	3,954,526	5,557,157

Net Assets	$268,225,838	$247,033,880	$211,191,061

Net Asset Value Per Share	$9.78	$10.21	$10.28

*Identified Cost.	$326,636,558	$304,973,620	$243,196,612
Shares issued and outstanding, $.0000001 par value, 100,000,000 shares authorized	27,421,648	24,195,706	20,536,796

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three Months Ended
		August 31, 2003	August 31, 2002
Investment Income:	Interest	$4,377,880	$3,557,144

Expenses:	Management fees	399,810	286,669
	Interest expense	189,653	131,343
	Professional fees	29,654	22,659
	Accounting services	21,025	20,780
	Director’s fees and expenses	6,821	7,935
	Pricing fees	10,512	2,466
	Custodian fees	7,171	5,376
	Organizational fees	—	9,934
	Transfer agent fees	4,132	5,065
	Other	4,007	6,113

	Total expenses before reimbursement	678,785	498,340
	Reimbursement of expenses	75,806	(40,277)

	Total expenses after reimbursement	748,591	458,063

	Investment income-net	3,629,289	3,099,081

Realized & Unrealized Gain (Loss) on Investments –Net:	Realized loss on investments-net	(1,425,325)	(3,342,367)
	Change in unrealized appreciation on investments-net	(9,161,731)	5,154,849

	Total realized and unrealized gain (loss) on investments-net	(10,587,056)	1,803,482

	Net Increase (Decrease) in Net Assets Resulting from Operations	($6,957,767)	$4,902,563

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

		Three Months Ended
	Increase (Decrease) in Net Assets:	August 31, 2003	August 31, 2002
Operations:	Investment income-net	$3,629,289	$3,099,081
	Realized loss on investments-net	(1,425,325)	(3,342,367)
	Change in unrealized appreciation on investments-net	(9,161,731)	5,145,849

	Net increase (decrease) in net assets resulting from operations	(6,957,767)	4,902,563

Dividends to Shareholders:	Dividends to shareholders from investment income-net	(3,629,306)	(3,100,876)

Capital Share Transactions:	Net proceeds from sale of shares	31,440,000	23,331,723
	Value of shares issued to shareholders in reinvestment of dividends	339,031	1,173,832

	Net increase in net assets derived from capital share transactions	31,779,031	24,505,555

Net Assets:	Total increase in net assets	21,191,958	26,307,242
	Beginning of period	247,033,880	184,883,819

	End of period*	$268,225,838	$211,191,061

	* Undistributed (accumulated distributions in excess of) investment income-net	$(1,401,846)	$942,894

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three Months Ended
		August 31,2003	August 31,2002
Cash Used for Operating Activities:	Net increase (decrease) in net assets resulting from operations	$(6,957,767)	$4,902,563
	Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
	Increase in receivables	(141,323)	(237,233)
	Decrease in deposit from brokers	—	21,094,066
	Decrease in other assets	48,376	215,830
	Increase in other liabilities	(73,948)	(21,309,901)
	Realized and unrealized loss (gain) on investments-net	12,170,376	4,209,743
	Amortization of premium and discount	2,939	(14,501)
	Proceeds from paydowns and sales of long-term investments	45,799,769	57,349,627
	Purchases of long-term investments	(86,293,106)	(80,909,729)

	Net cash used for operating activities	(35,444,684)	(23,119,021)

Cash Provided By Financing Activities:	Cash receipts from issuance of common stock-net	27,200,000	23,331,723
	Cash receipts from reverse repurchase agreements-net	19,700,000	1,900,000
	Dividends paid to shareholders	(4,276,470)	(1,927,044)

	Net cash provided by financing activities	42,623,530	23,304,679

Cash:	Net increase in cash	7,178,846	185,658
	Cash at beginning of period	1,498,826	560,043

	Cash at end of period	$8,677,672	$745,701

Cash Flow Information:	Cash paid for interest	$173,098	$140,410

Non-Cash Financing Activities:	Capital shares issued in reinvestment of dividends paid to shareholders	$339,031	$1,173,832

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

FINANCIAL HIGHLIGHTS

	The following per share data and ratios have been derived from information provided in the financial statements.
		Three Months Ended				Year Ended
	Increase (Decrease) in Net Asset Value:	August 31, 2003 (unaudited)		August 31, 2002 (unaudited)		May 31, 2003	May 31, 2002
Per Share Operating Performance: ##	Net asset value, beginning of period	$10.21		$10.19		$10.19	$9.97

	Investment income-net	.14	++	.16	++	.62 ++	.64
	Realized and unrealized gain (loss) on investments-net	(.43)		.09		.12	.22

	Total from investment operations	(.29)		.25		.74	.86

	Less dividends from investment income-net	(.14)		(.16)		(.72)	(.64)

	Net asset value, end of period	$9.78		$10.28		$10.21	$10.19

Total Investment Return:**	Based on net asset value per share	(2.80	)% #	2.51	% #	7.46%	8.88%

Ratios to Average Net Assets:+	Expenses, net of reimbursement and excluding interest expense	.88	% *	.66	% *	.68%	.64%

	Expenses, excluding interest expense	.76	% *	.74	% *	.75%	.77%

	Expenses	1.18	% *	1.00	% *	1.04%	1.06%

	Investment income-net	5.70	% *	6.24	% *	6.08%	6.41%

Ratios to Average Net Assets Including Borrowings:+	Expenses, net of reimbursement and excluding interest expense	.70	% *	.58	% *	.57%	.58%

	Expenses, excluding interest expense	.61	% *	.65	% *	.64%	.68%

	Expenses	.94	% *	.88	% *	.88%	.94%

	Investment income-net	4.56	% *	5.47	% *	5.14%	5.73%

Supplemental Data:	Net assets, end of period (in thousands)	$268,226		$211,191		$247,034	$184,884

*	Annualized.
**	Total investment returns exclude the effects of sales charges.
#	Aggregate total investment return.
##	Per share operating performance figures have been adjusted, where appropriate, to reflect a 10,000 for 1 stock split that occurred on July 9, 2001.
+	The Fund’s operating expenses are being recorded by the Fund and the Fund is being reimbursed by Access and MLIM for operating expenses in excess of the expense reimbursement cap. Prior to June 1, 2003, the expense reimbursement cap was six basis points (0.06%) of the Fund’s average net assets. During the fiscal year ended May 31, 2003, the Fund also continued to be charged two basis points (0.02%) of the Fund’s total assets, including assets purchased with borrowed funds, to reimburse Access for unreimbursed expenses relating to the Fund paid by Access prior to March 2001. Effective June 1, 2003, the six basis points and two basis point expense reimbursement caps referred to above have been replaced with and superceded by a 25 basis point expense reimbursement cap. To the extent that the Fund’s operating expenses in a given fiscal year are less than .25% of the Fund’s monthly average net assets, the Fund will repay Access and MLIM for operating expenses previously borne or reimbursed by Access and MLM (provided that in no circumstance will the Fund pay or reimburse more than 25 basis points of the Fund’s monthly average assets for operating expenses and expense reimbursement collectively in any fiscal year).
++	Based on average shares outstanding.

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

SCHEDULE OF INVESTMENTS

AUGUST 31, 2003 (UNAUDITED)

	Face Amount	Market Value
MORTGAGE-BACKED SECURITIES (121.7%):
Federal National Mortgage Association (FNMA) (87.9%):

15 Year Fixed Rate Single Family Mortgage-Backed Securities
5.00%, 12/1/17 - 1/1/18	$3,202,769	$3,235,900
5.50%, 3/1/16	349,339	359,943
6.00%, 4/1/14	248,938	259,781
6.50%, 6/1/14	163,193	172,809
7.00%, 1/1/15	108,729	116,151

30 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 5/1/33	4,172,574	3,909,565
5.00%, 3/1/29 – 8/1/33 (b) (c)	69,367,152	67,422,130
5.50%, 1/1/29 – 6/1/33	58,564,177	58,659,178
6.00%, 7/1/29 – 12/1/32 (c)	32,339,818	33,044,564
6.50%, 1/1/31 – 11/1/32 (c)	42,797,930	44,526,364
7.00%, 6/1/29 – 3/1/31	4,393,623	4,657,434
7.25%, 12/1/29	80,410	85,534
7.50%, 9/1/29 – 2/1/31	5,605,889	5,989,162
8.00%, 2/1/30 – 4/1/30	823,530	889,751

Total single family mortgage-backed securities		223,328,266

Multi-Family Mortgage-Backed Securities
5.23%, 4/1/21	1,992,775	1,888,560
5.41%, 2/1/21	1,074,740	1,077,935
6.50%, 5/1/17	1,305,144	1,385,363
6.61%, 3/1/20	1,097,389	1,164,173
6.70%, 6/1/19	663,371	716,366
7.42%, 10/1/18	1,952,166	2,199,066
7.58%, 5/1/18	618,193	715,617
7.90%, 1/1/18 (a)	2,133,436	2,518,427
7.97%, 9/1/17	744,497	877,154

Total multi-family mortgage-backed securities		12,542,661

Total Federal National Mortgage Association securities		235,870,927

	Face Amount	Market Value
Federal Home Loan Mortgage Corporation (30.7%):

30 Year Fixed Rate Single Family Mortgage-Backed Securities
5.00%, 6/1/33 – 8/1/33	$13,786,193	$13,370,247
5.50%, 9/1/29 – 5/1/33 (c)	25,328,633	25,384,716
6.00%, 3/1/31 – 11/1/32 (c)	23,619,990	24,118,067
6.50%, 6/1/29 – 8/1/32	14,300,908	14,882,992
7.00%, 10/1/29 – 3/1/32	2,814,752	2,980,697
7.50%, 12/1/29 – 3/1/30	1,434,870	1,536,196

Total Federal Home Loan Mortgage Corporation single family mortgage-backed securities		82,272,915

GNMA Pool (2.3%):
Multi-Family Mortgage-Backed Securities
5.75%, 10/1/23	769,400	804,023
6.00%, 12/15/31	1,111,356	1,141,013
6.25%, 9/15/32	533,848	562,641
6.50%, 4/15/32 - 4/20/32	1,295,930	1,352,181
7.00%, 4/15/32	430,635	457,304
8.25%, 12/15/32	1,606,389	1,810,900

Total GNMA Pool multi-family mortgage-backed securities		6,128,062

Small Business Administration (0.8%):
1.375%, 6/25/18	1,129,474	1,123,301
1.40%, 10/25/10	1,069,748	1,065,264

Total Small Business Administration securities		2,188,565

Total mortgage-backed securities		326,460,469

MUNICIPAL BONDS (0.1%):

Guam Power Authority Revenue Bonds, Series A, 5% due 10/01/2024	140,000	142,940

Total municipal bonds		142,940

Total investments (cost - $326,636,558) - 121.8%		326,603,409

Variation margin on financial futures contracts* - 0.0%		64,875

Liabilities in excess of other assets - (21.8%)		(58,442,446)

Net assets - 100.0%		$268,225,838

*	Pursuant to the financial futures contracts, the Fund agrees to receive from or pay to the broker an amount equal to the daily fluctuation in values of the contract. Such receipts or payments, which are settled the following business day, are known as variation margin and are recorded by the Fund as unrealized gains or losses. Financial futures contracts sold as of August 31, 2003 were as follows:

Number of Contracts	Issue	Expiration Date	Face Value	Unrealized Gains
428	US Five-Year Treasury Bonds	September 2003	$49,372,915	$1,657,602
25	US Ten-Year Treasury Bonds	September 2003	2,849,906	61,625

Total Unrealized Gains - Net				$1,719,227

(a)	All or a portion held as collateral in connection with open financial futures contracts.
(b)	Includes a “to-be-announced” (TBA) transaction. The Fund has committed to purchasing securities for which all specific information is not available at this time.
(c)	All or a portion held as collateral in connection with open reverse repurchase agreements.

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed interim financial statements and financial highlights reflect the results of operations for Access Capital Strategies Community Investment Fund, Inc. (the “Fund”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations and other data for the three months ended August 31, 2003 are not necessarily indicative of the results that may be expected for any other future interim period or the fiscal year ending May 31, 2004. The information in this report should be read in conjunction with the financial statements and accompanying notes included in the May 31, 2003 Annual Report on Form 10-K/A. The Fund has not changed its accounting and reporting policies from those disclosed in its May 31, 2003 financial statements.

In preparing the condensed interim financial statements and financial highlights, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the statement of assets and liabilities, and revenue and expenses for the period. Actual results could differ from those estimates; any such differences are expected to be immaterial to the net assets of the Fund.

This report covers the activity from June 1, 2003 to August 31, 2003.

2. Realized Gain/Loss

For the quarter ended August 31, 2003, the net realized loss was $1,425,325 compared to a net realized loss of $3,342,367 for the quarter ended August 31, 2002. In each case, the realized loss was primarily due to the Fund’s hedging activities as the Fund experiences a realized gain or loss on its hedges when the positions are closed or when they are rolled from one expiration cycle to the next.

3. Fees and Expenses

During the fiscal year ended May 31, 2003, the Fund was charged for custody services, portfolio accounting services and operating expenses. To the extent such expenses exceeded six basis points (0.06%) of the Fund’s monthly average net assets, they were reimbursed by Access Capital Strategies LLC (“Access”), the Fund’s Manager, and Merrill Lynch Investment Managers, L.P. (“MLIM”). During the fiscal year ended May 31, 2003, the Fund also continued to be charged two basis points (0.02%) of the Fund’s total assets, including assets purchased with borrowed funds, to reimburse Access for unreimbursed expenses relating to the Fund paid by Access prior to March 2001.

Effective as of June 1, 2003, the six basis point and two basis point expense reimbursement caps referred to above have been replaced with and superceded by a 25 basis point expense reimbursement cap. To the extent that the Fund’s operating expenses (exclusive of management fees and interest expense) in a given fiscal year are less than .25% of the Fund’s monthly average net assets, the Fund will repay Access and MLIM for operating expenses previously borne or reimbursed by Access and MLIM (provided that in no circumstance will the Fund pay or reimburse more than 25 basis points of the Fund’s monthly average assets for operating expenses and expense reimbursement collectively in any fiscal year). Total unreimbursed expenses as of August 31, 2003 amount to $658,057. The replacement of the previous expense reimbursement cap and its retroactive impact resulted in a return of previously received expense reimbursements during the three months ended August 31, 2003.

4. Reclassification

Certain financial statement items have been reclassified in the preceding fiscal year’s condensed interim financial statements to conform with the current interim period’s presentation. These reclassifications had no effect on previously reported net investment income, net increase in net assets resulting from operations, net assets or net asset value per share.

Item 2:

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

This quarterly report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Fund’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, changes in interest rates, fluctuations in assets under management and other sources of fee income and changes in assumptions used in making such forward-looking statements. The Fund’s investment objective is to invest in geographically specific private placement debt securities located in portions of the United States designated by Fund investors.

Overview

The Fund is a non-diversified, closed-end management investment company electing status as a business development company. The Fund’s investment objective is to invest in geographically specific private placement debt securities located in portions of the United States designated by Fund investors. The Fund invests primarily in private placement debt securities specifically designed to support underlying community development activities targeted to low- and moderate-income individuals such as affordable housing, education, small business lending, and job-creating activities in areas of the United States designated by Fund investors.

Investors in the Fund must designate a particular geographic area or region within the United States as part of their agreement to purchase Fund shares. The Fund invests only in areas where Fund shareholders have made targeted designations.

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

Compliance

To qualify as a Regulated Investment Company (“RIC”), the Fund must, among other things, satisfy a diversification standard under the Internal Revenue Code (the “Code”) such that, at the close of each quarter of the Fund’s taxable year, (i) not more than 25% of the value of its total assets is invested in the securities (other than government securities (including its agencies and instrumentalities) or securities of other RICs) of a single issuer, or two or more issuers which the Fund controls (under a 20% test) and which are engaged in the same or similar trades or business or related trades or businesses, and (ii) at least 50% of the market value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (with each investment in such other securities limited so that not more than 5% of the value of the Fund’s total assets is invested in the securities of a single issuer and the Fund does not own more than 10% of the outstanding voting securities of a single issuer).

Management believes the Fund was in compliance with the above requirements for the quarter ended August 31, 2003.

Fund Operations

Investment Activity

Purchases

During the quarter ended August 31, 2003, the Fund purchased $67.9 million aggregate amount of new community development securities. During the quarter ended August 31, 2002, the Fund had purchased $90.8 million aggregate amount of new community development securities.

Sales

During the quarter ended August 31, 2003, the Fund sold $45.7 million aggregate amount of securities (including principal paydowns but excluding securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities). During the quarter ended August 31, 2002, the Fund had sold $42.4 million aggregate amount of securities (including principal paydowns but excluding securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities).

Borrowings

The Fund is permitted to use leverage in its investment program, subject to certain restrictions set forth in its Private Offering Memorandum and the Investment Company Act of 1940 (the “1940 Act”). For the quarter ended August 31, 2003, the Fund averaged approximately $65.1 million in borrowings at an average rate of approximately 1.16% compared to the quarter ended August 31, 2002 when the Fund averaged approximately $27.9 million in borrowings at an average rate of approximately 1.87% In each of the above referenced periods, the total proceeds from borrowings were primarily used to support additional investments in the Fund’s Designated Target Regions.

Net Assets and Fund Holdings at August 31, 2003

At August 31, 2003, the Fund’s Net Asset Value was $268.2 million, or $9.78 per share. At the end of the most recent fiscal year, May 31, 2003, the Fund’s Net Asset Value was $247.0 million, or $10.21 per share. A year ago at August 31, 2002, the Fund’s Net Asset Value was $211.2 million, or $10.28 per share.

The $21.2 million, or 8.6%, quarter-to-quarter increase in Net Asset Value from $247.0 million to $268.2 million was primarily attributable to the sale of new shares in the Fund. The $57.0 million, or 27.0%, year-to-year increase in net assets was also primarily attributable to the sale of new shares in the Fund.

The Fund’s primary investments are listed on the Schedule of Investments included with this report.

Investment Income

The Fund had investment income net of all fees and expenses (as discussed below) of $3.6 million for the quarter ended August 31, 2003, an increase of approximately $0.53 million, or 17.1%, from net investment income of $3.1 million for the quarter ended August 31, 2002. The increase is largely due to an increase in the average net assets of the Fund.

Management Fees & Expenses

Access Capital Strategies LLC (“Access”), the Fund’s Manager, is paid an annual management fee, paid quarterly, of fifty basis points (0.50%) of the Fund’s average monthly gross assets less accrued liabilities, other than indebtedness for borrowing. Merrill Lynch Investment Managers, L.P. (“MLIM”) receives from Access an annual sub-management fee, paid monthly, of twenty-five basis points (0.25%) of the Fund’s average gross monthly assets less accrued liabilities, other than indebtedness for borrowings.

For the quarter ended August 31, 2003, the management fee paid by the Fund was $399,810. For the year ago fiscal quarter ended August 31, 2002, the management fee paid by the Fund was $286,669. The increases were primarily due to increases in the net assets of the Fund.

During the fiscal year ended May 31, 2003, the Fund was charged for custody and portfolio accounting services and operating expenses. To the extent such expenses exceeded six basis points (0.06%) of the Fund’s monthly average net assets, they were reimbursed by Access and MLIM. During the fiscal year ended May 31, 2003, the Fund also continued to be charged two basis points (0.02%) of the Fund’s total assets, including assets purchased with borrowed funds, to reimburse Access for unreimbursed expenses relating to the Fund paid by Access prior to March 2001.

Effective as of June 1, 2003, the six basis point and two basis point expense reimbursement caps referred to above were replaced with and superceded by a 25 basis point expense reimbursement cap. To the extent that the Fund’s operating expenses (exclusive of management fees and interest expense) in a given fiscal year are less than .25% of the Fund’s monthly average net assets, the Fund will repay Access and MLIM for operating expenses previously borne or reimbursed by Access and MLIM (provided that in no circumstance will the Fund pay or reimburse more than 25 basis points of the Fund’s monthly average assets for operating expenses and expense reimbursement collectively in any fiscal year). Total unreimbursed expenses as of August 31, 2003 amount to $658,057. The replacement of the previous expense reimbursement cap and its retroactive impact resulted in a return of previously received expense reimbursements during the three months ended August 31, 2003.

Yield

At the quarter ended August 31, 2003, the SEC current yield was 5.08%, compared to 6.08% for the quarter ended August 31, 2002.

For the quarter ended August 31, 2003, the ratio of net investment income to average net assets was 5.70% compared to 6.24% for the year ago quarter ended August 31, 2002.

The quarter ended August 31, 2003 was marked by extraordinary interest rate volatility. In June rates reached lows that have not been seen in modern memory only to be followed in July by a sharp reversal. Throughout this period the Fund has consistently maintained a comparatively high current yield. The high yield is primarily due to the Fund’s use of leverage during a time of a steep yield curve.

Realized Gain/Loss

For the quarter ended August 31, 2003, the realized loss was $1,425,325 compared to a realized loss of $3,342,367 for the year ago quarter ended August 31, 2002. The realized losses in the quarter ended August 31, 2003 were primarily due to the Fund’s hedging activities. The Fund experiences a realized gain or loss on its hedges when the positions are closed or when they are rolled from one expiration cycle to the next.

Dividends Paid

The Fund distributes to shareholders substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes. Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund. Substantially all of the Fund’s net capital gain (the excess of net long-term capital gain over net short-term capital loss) and the excess of net short-term capital gain over net long-term capital loss, if any, are distributed annually with the Fund’s dividend distribution in December.

The Fund declares and distributes dividends on a monthly basis. Prior to June 1, 2003, the Fund declared and distributed dividends on a calendar quarterly basis. The Fund paid total monthly dividends of $0.1412 during the quarter ended August 31, 2003. The dividends were paid as follows:

June 2003	$0.04692
July 2003	$0.04844
August 2003	$0.04585

A year ago, the Fund paid a quarterly dividend of $0.161 per share on July 10, 2002 to shareholders of record as of July 1, 2002. While the Fund’s dividend was lower than in the year earlier period, it did not decline by nearly the amount of prevailing interest rates. The Fund’s use of leverage during a steep yield curve environment has supported the dividend.

Total Return

For the quarter ended August 31, 2003, the total return based on Net Asset Value was -2.80% compared to a total return of 2.51% in the comparable period ended August 31, 2002.

The negative returns during the quarter are attributable to performance of interest rates during July.

Fund Designated Target Regions at August 31, 2003

The Fund’s Designated Target Regions (“DTRs”) are provided by Fund shareholders at the time of investment. At August 31, 2003 DTRs were:

DTRs	AMOUNT
AL/FL/GA/LA/MS	$5,000,000
Arizona	10,000,000
Boston & Cambridge, MA	500,000
California	34,668,939
Connecticut	2,067,020
CA/TX/AZ/NV/NYC	8,000,000
Florida	1,500,000
Guam	140,000
Illinois	500,000
Texas/Louisiana	5,000,000

Massachusetts	35,360,327
MA/NH/CT	1,000,000
MA/NH/PA/NJ/DE/MD/FL/CA	3,200,000
MA/NH	5,500,000
MA/PA/NJ/CT/RI	10,000,000
Maine	101,920
Missouri	1,000,000
New England	17,123,838
New York	3,104,981
NYC	1,000,000
NY/DC	10,000,000
NY/NJ/TX/FL/CA/MD/DE	10,000,000
New Jersey	10,584,604
New Mexico/Nevada	6,000,000
NM/TX	600,000
New Mexico	500,000
North Carolina	500,000
Ohio	1,117,319
Oregon	500,000
Pennsylvania	4,000,000
PA/NJ	620,966
PA/CA/DC/VA	650,000
Rhode Island	250,000
South Carolina	500,000
South Dakota	5,655,359
TN	500,000
Texas	13,606,493
Utah	1,784,208
Utah/NJ	59,186,508
Washington	1,000,000
Washington/Oregon	2,000,000
Wisconsin	500,000
TOTAL	$274,822,482

Fund Impact per the Community Reinvestment Act

The Fund invests in securities that support community development economic activity as defined in the CRA.

At August 31, 2003, the Fund’s investments had outstanding loans to 4,072 homebuyers with incomes below 80% of median income from the following states in the following numbers.

Whole Loans
Alabama	26
Arizona	136
California	334
Connecticut	52
Delaware	15
Florida	89
Georgia	8
Guam	2
Illinois	16
Louisiana	22
Maine	1
Maryland	73
Massachusetts	828
Mississippi	4
Missouri	9
Nevada	41
New Hampshire	44
New Jersey	718
New Mexico	54
New York	130
North Carolina	14
Ohio	44
Oregon	29
Pennsylvania	472
Rhode Island	28
South Carolina	10
South Dakota	69
Tennessee	4
Texas	281
Utah	423
Virginia	12
Washington	28
Washington, D.C.	50
Wisconsin	6

4,072

Many of the above loans were made under targeted CRA lending initiatives such as Acorn, Mass Housing Partnership, and other individual banks’ tailor made CRA lending programs.

In addition, as of August 31, 2003, the Fund’s investments had outstanding loans to sponsors of 841 multi-family, 14 community based non-profit affordable housing rental units, and 22 SBA loans from the following states in the following amounts.

Multi-Family Units

Alabama	52
California	174
Louisiana	96
New York	222
Texas	227
Utah	70

841

Affordable Housing

Sub Total	4,913

Community Based Non-Profit

Rhode Island	14

14

SBA Loans

Utah	22

22

Liquidity Discussion

Sale and Redemption of Fund Shares

Fund shares are sold only to qualified investors who complete a Subscription Agreement. All investors in the Fund must provide a Designated Target Region as the desired location for their investment.

During the quarter ended August 31, 2003, new shareholders purchased an additional 3,191,621 shares of the Fund for total proceeds of $31,440,000. In addition, dividend reinvestments resulted in 34,321 additional new shares being issued by the Fund for total proceeds of $339,031. During the year ago quarter ended August 31, 2002, new shareholders purchased an additional 2.3 million shares of the Fund for total proceeds of $23.3 million, and dividend reimbursements resulted in 117,126 additional new shares being issued by the Fund for total proceeds of $1.2 million.

As discussed in the Private Offering Memorandum, the Fund allows shareholders to redeem their shares in accordance with Rule 23c-3 of the 1940 Act.

There were no redemptions of Fund shares during the quarter ended August 31, 2003. There were no redemptions in the year ago quarter period ended August 31, 2002.

Item 3:

Quantitative and Qualitative Disclosures About Market Risk

A full discussion of the risks associated with ownership of Fund shares appears in the Fund’s Private Offering Memorandum. The Fund’s principal market risks may be summarized as follows:

Credit Risk. All investments made by the Fund must be in securities of a U.S. Government Agency or AAA credit quality. Fund investments will typically have one or more forms of credit enhancement.

Liquidity Risk. Securities purchased by the Fund will generally be privately placed debt instruments. The market for resale of these securities may be limited. Furthermore, the Fund may pay a premium for CRA securities without any assurance that a comparable premium can be received upon sale of the security.

Interest Rate Risk. The Fund will generally invest in fixed rate investments that have their market values directly affected by changes in prevailing interest rates. An increase in interest rates will generally reduce the value of Fund investments and a decline in interest rates will generally increase the value of those investments. There may be exceptions due to shifts in the yield curve, the performance of individual securities, changes in the prepayment rates of mortgages underlying fixed income securities and other market factors.

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

A summary of the Fund’s portfolio holdings as of August 31, 2003 is contained in Item 1 of this report.

Item 4:

Controls and Procedures

Within the 90-day period prior to the filing of this report, the Fund’s management, including the Chief Executive Officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and principal financial officer concluded that, as of the date of the evaluation, the disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in the Fund’s periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving it stated goals under all potential future conditions, regardless of how remote. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date of the most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Fund is not involved in any pending legal proceedings.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports

The following Exhibits are filed as part of this Report:

(a)	(1)		N/A
	(2)		None
	(3)	(i)	Articles of Incorporation are incorporated by reference to the Fund’s Form 10-Q for the period ended August 31, 1998.
		(ii)	By-Laws are incorporated by reference to the Fund’s Form 10-Q for the period ended August 31, 1998.
	(4)		N/A
	(5)		N/A
	(8)		N/A
	(9)		None
	(10)	(i)	Private Offering Memorandum dated February 18, 1998, revised as June 1, 2003, is incorporated by reference to the Fund’s Form 10-K filed on August 29, 2003.
		(iii)(A)	Management Agreement is incorporated by reference to the Fund’s Form 10-Q for the period ended August 31, 1998.
		(B)	Amendment to the Management Agreement dated as of May 23, 2003 is incorporated by reference to the Fund’s Form 10-K filed on August 29, 2003
	(11)		N/A
	(12)		N/A
	(13)		N/A
	(15)		N/A
	(16)		None
	(17)		N/A
	(18)		N/A
	(19)		N/A
	(20)		N/A
	(21)		None
	(22)		N/A
	(23)		N/A
	(24)		Powers of Attorney incorporated by reference to the Fund’s Form 10-K for the fiscal year ended May 31, 2002 filed on August 29, 2002.
	(25)		N/A
	(26)		N/A
	(27)		Reserved

	(28)	Reserved
	(29)	Reserved
	(30)	Reserved
	(31)	Certifications required by the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access Capital Strategies Community Investment Fund, Inc.

Date: October 15, 2003	/S/ Ronald A. Homer*
Ronald A. Homer, Chairman

Date: October 15, 2003	/S/ Kevin J. Mulvaney*
Kevin J. Mulvaney, Director

Date: October 15, 2003	/S/ Peter Blampied*
Peter Blampied, Director

Date: October 15, 2003	/S/ M. Colyer Crum*
M. Colyer Crum, Director

Date: October 15, 2003	/S/ Terry K. Glenn*
Terry K. Glenn, Director

Date: October 15, 2003	/S/ Stephen B. Swensrud*
Stephen B. Swensrud, Director

Date: October 15, 2003	/S/ David F. Sand*
David F. Sand, Chief Executive Officer, Principal Accounting Officer, Principal Financial Officer

* By:	/s/ Martin E. Lybecker
Martin E. Lybecker
Attorney-in-fact