Form 10-Q
period 2003-11-30
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2004-01-14
CIK 1040241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2003

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

The registrant had 95 shareholders and 29,087,879 shares of common stock outstanding as of November 30, 2003.

Access Capital Strategies Community Investment Fund, Inc.

November 30, 2003 Form 10-Q Quarterly Report

Access Capital Strategies Community Investment Fund, Inc.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	November 30, 2003 (unaudited)	May 31, 2003
Assets:
Investments, at value*	$365,254,153	$316,614,272
Cash	6,897,028	1,498,826
Receivables:
Capital shares sold	8,018,000	100,000
Interest	1,669,140	1,508,738
Variation margin	376,873	4,344
Principal paydowns	52,828	70,677
Prepaid expenses and other assets	154,315	49,209

Total assets	382,422,337	319,846,066

Liabilities:
Payables:
Reverse repurchase agreements (including accrued interest of $28,424, $18,871, and $25,075, respectively)	85,528,424	47,018,871
Securities purchased	9,685,900	23,374,300
Dividends to shareholders	1,197,924	2,153,075
Investment advisor	158,781	221,421
Other affiliates	12,327	14,892
Accrued expenses and other liabilities	—	29,627

Total liabilities	96,583,356	72,812,186

Net Assets:
Net Assets	$285,838,981	$247,033,880

Net Assets Consist of:
Paid-in capital	$291,532,828	$243,079,354

Undistributed (accumulated distributions in excess of) investment income - net	(1,401,841)	(1,401,829)
Accumulated realized capital losses on investments-net	(5,567,135)	(5,491,453)
Unrealized appreciation on investments-net	1,275,129	10,847,808

Total accumulated earnings (losses)-net	(5,693,847)	3,954,526

Net Assets	$285,838,981	$247,033,880

Net Asset Value Per Share	$9.83	$10.21

* Identified cost	$363,454,659	$304,973,620
Shares issued and outstanding, $.0000001 par value, 100,000,000 shares authorized	29,087,879	24,195,706

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

FINANCIAL INFORMATION (continued)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

		Three Months Ended		Six Months Ended
		November 30, 2003	November 30, 2002	November 30, 2003	November 30, 2002
Investment Income:	Interest	$4,652,512	$3,870,513	$9,030,392	$7,427,657

Expenses:	Management fees	429,171	318,440	828,981	605,109
	Interest expense	189,822	170,025	379,475	301,368
	Professional fees	49,629	21,446	79,283	44,105
	Accounting services	24,656	22,134	45,681	42,914
	Pricing fees	12,893	3,146	23,405	5,612
	Director’s fees and expenses	6,599	7,827	13,420	15,762
	Custodian fees	9,311	6,035	16,482	11,411
	Organizational fees	—	10,820	—	20,754
	Transfer agent fees	4,539	4,995	8,671	10,060
	Other	4,296	5,984	8,303	12,097

	Total expenses before reimbursement	730,916	570,852	1,403,701	1,069,192
	Reimbursement of expenses	60,729	(38,897)	136,535	(79,174)

	Total expenses after reimbursement	791,645	531,955	1,540,236	990,018

	Investment income-net	3,860,867	3,338,558	7,490,156	6,437,639

Realized & Unrealized Gain (Loss) on Investments-Net:	Realized gain (loss) on investments-net	1,349,643	(609,931)	(75,682)	(3,952,298)
	Change on unrealized appreciation on investments-net	(410,948)	(882,091)	(9,572,679)	4,263,758

	Total realized and unrealized gain (loss) on investments-net	938,695	(1,492,022)	(9,648,361)	311,460

	Net Increase (Decrease) in Net Assets Resulting from Operations	$4,799,562	$1,846,536	$(2,158,205)	$6,749,099

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

		Three Months Ended		Six Months Ended
	Increase (Decrease) in Net Assets:	November 30, 2003	November 30, 2002	November 30, 2003	November 30, 2002
Operations:	Investment income-net	$3,860,867	$3,338,558	$7,490,156	$6,437,639
	Realized gain (loss) on investments-net	1,349,643	(609,931)	(75,682)	(3,952,298)
	Change in unrealized appreciation on investments-net	(410,948)	(882,091)	(9,572,679)	4,263,758

	Net increase (decrease) in net assets resulting from operations	4,799,562	1,846,536	(2,158,205)	6,749,099

Dividends to Shareholders:	Dividends to shareholders from investment income-net	(3,860,862)	(3,296,895)	(7,490,168)	(6,397,771)

Capital Share Transactions	Net proceeds from sale of shares	28,468,000	18,589,620	59,908,000	41,921,343
	Value of shares issued to shareholders in reinvestment of dividends	430,595	365,192	769,626	1,539,024

	Total issued	28,898,595	18,954,812	60,677,626	43,460,367
	Cost of shares redeemed	(12,224,152)	—	(12,224,152)	—

	Net increase in net assets resulting from capital share transactions	16,674,443	18,954,812	48,453,474	43,460,367

Net Assets:	Total increase in net assets	17,613,143	17,504,453	38,805,101	43,811,695
	Beginning of period	268,225,838	211,191,061	247,033,880	184,883,819

	End of period*	$285,838,981	$228,695,514	$285,838,981	$228,695,514

	* Undistributed (accumulated distributions in excess of) investment income-net	$(1,401,841)	$984,557	$(1,401,841)	$984,557

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Six Months Ended
		November 30, 2003	November 30, 2002
Cash Used for Operating Activities:	Net increase (decrease) in net assets resulting from operations	$(2,158,205)	$6,749,099
	Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
	(Increase) in receivables	(532,931)	(208,047)
	Decrease in deposit from brokers	—	21,094,066
	Decrease (increase) in other assets	(105,106)	214,164
	Decrease in other liabilities	(85,279)	(21,313,390)
	Realized and unrealized loss (gain) on investments-net	10,081,095	(3,271,177)
	Amortization of premium and discount	3,173	18,736
	Proceeds from paydowns and sales of long-term investments	94,686,487	87,612,409
	Purchases of long-term investments	(167,081,187)	(144,073,924)

	Net cash used for operating activities	(65,191,953)	(53,178,064)

Cash Provided by Financing Activities:	Cash receipts from issuance of common stock-net	51,990,000	41,921,343
	Cash receipts from reverse repurchase agreements-net	38,500,000	16,500,000
	Cash payments on capital shares redeemed-net	(12,224,152)	—
	Dividends paid to shareholders	(7,675,693)	(4,858,747)

	Net cash provided by financing activities	70,590,155	53,562,596

Cash:	Net increase in cash	5,398,202	384,532
	Cash at beginning of period	1,498,826	560,043

	Cash at end of period	$6,897,028	$944,575

Cash Flow Information:	Cash paid for interest	$369,922	$311,105

Non-Cash Financing Activities:	Capital shares issued in reinvestment of dividends paid to shareholders	$769,626	$1,539,024

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

FINANCIAL HIGHLIGHTS (UNAUDITED)

The following per share data and ratios have been derived from information provided in the financial statements.

		Three Months Ended				Six Months Ended
	Increase (Decrease) in Net Asset Value:	November 30, 2003		November 30, 2002		November 30, 2003		November 30, 2002
Per Share Operating Performance:	Net asset value, beginning of period	$9.78		$10.28		$10.21		$10.19

	Investment income-net	.14	++	.15	++	.28	++	.31	++
	Realized and unrealized gain (loss) on investments-net	.05		(.06)		(.38)		.03

	Total from investment operations	.19		.09		(.10)		.34

	Less dividends from investment income-net	(.14)		(.15)		(.28)		(.31)

	Net asset value, end of period	$9.83		$10.22		$9.83		$10.22

Total Investment Return:**	Based on net asset value per share	1.83	% +	.85	% +	(1.02	)% +	3.38	% +

Ratios to Average Net Assets:+++	Expenses, net of reimbursement and excluding interest expense	.87	% *	.67	% *	.87	% *	.66	% *

	Expenses, excluding interest expense	.78	% *	.74	% *	.77	% *	.74	% *

	Expenses	1.06	% *	1.06	% *	1.06	% *	1.03	% *

	Investment income-net	5.59	% *	6.17	% *	5.64	% *	6.20	% *

Ratios to Average Net Assets, Including Borrowings:+++	Expenses, net of reimbursement and excluding interest expense	.71	% *	.57	% *	.70	% *	.57	% *

	Expenses, excluding interest expense	.64	% *	.63	% *	.62	% *	.64	% *

	Expenses	.86	% *	.90	% *	.85	% *	.89	% *

	Investment income-net	4.54	% *	5.28	% *	4.55	% *	5.36	% *

Supplemental Data:	Net assets, end of period	$285,839		$228,696		$285,839		$228,696

*	Annualized.
**	Total investment returns exclude the effects of sales charges.
+	Aggregate total investment return.
++	Based on average shares outstanding.
+++	The Fund’s operating expenses are being recorded by the Fund and the Fund is being reimbursed by Access and MLIM for operating expenses in excess of six basis points. Prior to June 1, 2003, the expense reimbursement cap was six basis points (0.06%). During the fiscal year ended May 31, 2003, the Fund also continued to be charged two basis points (0.02%) of the Fund’s total assets, including assets purchased with borrowed funds, to reimburse Access for unreimbursed expenses relating to the Fund paid by Access prior to March 2001. Effective June 1, 2003, the six basis point and two basis point expense reimbursement caps referred to above have been replaced with and superceded by a 25 basis point expense reimbursement cap. To the extent that the Fund’s operating expenses (exclusive of management fees and interest expense) in a given fiscal year are less than .25% of the Fund’s monthly average net assets, the Fund will repay Access and MLIM for operating expenses previously borne or reimbursed by Access and MLIM (provided that in no circumstance will the Fund pay or reimburse more than 25 basis points of the Fund’s monthly average assets for operating expenses and expense reimbursement collectively in any fiscal year).

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

Schedule of Investments

November 30, 2003 (UNAUDITED)

	Face Amount	Market Value
MORTGAGE-BACKED SECURITIES (127.7%):
Federal National Mortgage Association (FNMA)(88.6%):

15 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 10/1/18	$961,545	$960,471
5.00%, 12/1/17 - 1/1/18	3,052,681	3,107,634
5.50%, 3/1/16	343,810	357,416
7.00%, 1/1/15	107,165	114,672

30 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 5/1/33 - 10/1/33	7,471,196	7,116,278
5.00%, 7/1/32 - 11/1/33 (c)	86,404,116	85,287,369
5.50%, 9/1/32 - 11/1/33	65,170,073	65,913,410
6.00%, 7/1/29 - 10/1/33 (c)	26,778,527	27,655,829
6.50%, 1/1/31 - 11/1/32 (c)	32,110,275	33,648,236
7.00%, 6/1/29 - 3/1/31	2,548,171	2,702,863
7.25%, 12/1/29	80,169	85,618
7.50%, 9/1/29 - 1/1/31	4,258,537	4,565,567
8.00%, 2/1/30 - 4/1/30	533,326	578,910

Total single family mortgage-backed securities		232,094,273

Multi Family Mortgage-Backed Securities
4.66%, 10/1/13	999,072	993,298
4.93%, 10/1/12	1,000,000	1,015,220
5.23%, 4/1/21	1,987,428	1,912,325
5.37%, 11/1/21	5,126,000	5,126,000
5.41%, 2/1/21 - 12/1/21	1,845,421	1,874,769
5.88%, 8/1/21	2,656	2,784
6.50%, 5/1/17	1,301,402	1,408,288
6.61%, 3/1/20	1,094,645	1,183,612
6.70%, 6/1/19	661,887	727,872
7.13%, 1/1/22	442,732	487,470
7.42%, 10/1/18	1,947,379	2,216,223
7.58%, 5/1/18	616,696	719,710
7.90%, 1/1/18 (a)	2,128,141	2,531,275
7.97%, 9/1/17	741,409	881,356

Total multi-family mortgage-backed securities		21,080,202

Total Federal National Mortgage Association securities		253,174,475

Federal Home Loan Mortgage Corporation (36.0%):

15 Year Fixed Rate Single Family Mortgage-Backed Securities 5% (b)	897,900	908,844

	Face Amount	Market Value
30 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 8/1/33 - 9/1/33	$4,046,086	$3,854,349
5.00%, 6/1/33 - 10/1/33	27,104,113	26,684,060
5.50%, 9/1/29 - 11/1/33 (c)	33,536,705	33,912,877
6.00%, 3/1/31 - 10/1/33 (c)	21,426,365	22,135,988
6.50%, 6/1/29 - 8/1/32	11,683,542	12,250,925
7.00%, 10/1/29 - 3/1/32	1,802,355	1,910,400
7.50%, 12/1/29 - 3/1/30	1,213,787	1,304,147

Total Federal Home Loan Mortgage Corporation single family mortgage-backed securities		102,961,590

GNMA Pool (1.9%):
Multi Family Mortgage-Backed Securities
5.75%, 9/15/23	766,159	809,822
6.00%, 12/15/31	1,106,805	1,151,794
6.25%, 9/15/32	532,359	569,203
6.50%, 4/15/32 - 4/20/32	883,632	933,220
7.00%, 4/15/32	263,256	281,253
8.25%, 12/15/32	1,572,144	1,795,034

Total GNMA Pool multi-family mortgage-backed securities		5,540,326

Small Business Administration (1.2%):
1.375%, 6/25/18	1,071,021	1,065,169
1.40%, 10/25/10	1,057,769	1,053,366
4.625%, 1/1/09	1,244,000	1,314,753

Total Small Business Administration securities		3,433,288

Total mortgage-backed securities		365,109,679

MUNICIPAL BONDS (0.1%):

Guam Power Authority Revenue Bonds, Series A, 5% due 10/01/2024	140,000	144,474

Total municipal bonds		144,474

Total investments (cost - $363,454,659) - 127%		365,254,153

Variation margin on financial futures contracts* - 0.1%		376,873

Liabilities in excess of other assets - (27.9%)		(79,792,045)

Net assets - 100.0%		$285,838,981

*	Pursuant to the financial futures contracts, the Fund agrees to receive from or pay to the broker an amount equal to the daily fluctuation in values of the contract. Such receipts or payments, which are settled the following business day, are known as variation margin and are recorded by the Fund as unrealized gains or losses. Financial futures contracts sold as of November 30, 2003 were as follows:

Number of Contracts	Issue	Expiration Date	Face Value	Unrealized Losses
328	US Five-Year Treasury Bonds	December 2003	$36,420,841	$(202,409)
340	US Ten-Year Treasury Bonds	December 2003	37,896,170	(321,956)

Total Unrealized Losses-Net				$(524,365)

(a)	All or a portion held as collateral in connection with open financial futures contracts.
(b)	Represents a “to-be-announced” (TBA) transaction. The Fund has committed to purchasing securities for which all specific information is not available at this time.
(c)	All or a portion held as collateral in connection with open reverse repurchase agreements.

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed interim financial statements and financial highlights reflect the results of operations for Access Capital Strategies Community Investment Fund, Inc. (the “Fund”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations and other data for the six months and quarter ended November 30, 2003 are not necessarily indicative of the results that may be expected for any other future interim period or the fiscal year ending May 31, 2004. The information in this report should be read in conjunction with the financial statements and accompanying notes included in the May 31, 2003 Annual Report on Form 10-K/A. The Fund has not changed its accounting and reporting policies from those disclosed in its May 31, 2003 financial statements.

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

These condensed financial statements and financial highlights cover the activity from June 1, 2003 to November 30, 2003.

2. Fees and Expenses

During the fiscal year ended May 31, 2003, the Fund was charged for custody services portfolio accounting services and operating expenses. To the extent such expenses exceeded six basis points (0.06%) of the Fund’s monthly average net assets, they were reimbursed by Access Capital Strategies LLC (“Access”), the Fund’s Manager, and Merrill Lynch Investment Managers, L.P. (“MLIM”). During the fiscal year ended May 31, 2003, the Fund also continued to be charged two basis points (0.02%) of the Fund’s total assets, including assets purchased with borrowed funds, to reimburse Access for unreimbursed expenses relating to the Fund paid by Access prior to March 2001.

Effective as of June 1, 2003, the six basis point and two basis point expense reimbursement caps referred to above have been replaced with and superceded by a 25 basis point expense reimbursement cap. To the extent that the Fund’s operating expenses (exclusive of management fees and interest expense) in a given fiscal year are less than .25% of the Fund’s monthly average net assets, the Fund will repay Access and MLIM for operating expenses previously borne or reimbursed by Access and MLIM (provided that in no circumstance will the Fund pay or reimburse more than 25 basis points of the Fund’s monthly average assets for operating expenses and expense reimbursement collectively in any fiscal year). Total unreimbursed expenses as of November 30, 2003 amount to $597,329. The replacement of the previous expense reimbursement cap and its retroactive impact resulted in a return of previously received expense reimbursements during the three and six month periods ended November 30, 2003.

3. Reclassification

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

Item 2:

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

This quarterly report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Fund’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, changes in interest rates, fluctuations in assets under management and other sources of fee income, and changes in assumptions used in making such forward-looking statements. The Fund’s investment objective is to invest in geographically specific private placement debt securities located in portions of the United States designated by Fund investors.

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

Management believes the Fund was in compliance with the above requirements for the quarter ended November 30, 2003.

Fund Operations

Investment Activity

Purchases

During the quarter ended November 30, 2003, the Fund purchased $89.7 million aggregate amount of new community development securities. During the quarter ended November 30, 2002, the Fund had purchased $52.3 million aggregate amount of new community development securities.

During the six months ended November 30, 2003, the Fund purchased $153.4 million aggregate amount of new community development securities. During the six months ended November 30, 2002, the Fund had purchased $143.0 million aggregate amount of new community development securities.

Sales

During the quarter ended November 30, 2003, the Fund sold $48.9 million aggregate amount of securities (including principal paydowns but excluding securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities). During the quarter ended November 30, 2002, the Fund had sold $30.0 million aggregate amount of securities (including principal paydowns but excluding securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities).

During the six months ended November 30, 2003, the Fund sold $94.7 million aggregate amount of securities (including principal paydowns but excluding securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities). During the six months ended November 30, 2002, the Fund had sold $82.6 million aggregate amount of securities (including principal paydowns but excluding securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities).

Borrowings

The Fund is permitted to use leverage in its investment program, subject to certain restrictions set forth in its Private Offering Memorandum and the Investment Company Act of 1940 (the “1940 Act”).

For the quarter ended November 30, 2003, the Fund averaged approximately $67.7 million in borrowings at an average rate of approximately 1.14% compared to the quarter ended November 30, 2002 when the Fund averaged approximately $38.7 million in borrowings at an average rate of approximately 1.78%.

For the six month period ended November 30, 2003, the Fund averaged approximately $66.4 million in borrowings at an average rate of approximately 1.15% compared to the six month period ended November 30, 2002 when the Fund averaged approximately $33.2 million in borrowings at an average rate of approximately 1.82%.

In each of the above referenced periods, the total proceeds from borrowings were primarily used to support additional investments in the Fund’s Designated Target Regions.

Net Assets and Fund Holdings at November 30, 2003

At November 30, 2003, the Fund’s Net Asset Value was $285.8 million, or $9.83 per share. At the end of the prior fiscal quarter, August 31, 2003, the Fund’s Net Asset Value was $268.2 million, or $9.78 per share. At the end of the most recent fiscal year, May 31, 2003, the Net Asset Value was $247.0 million, or $10.21 per share. A year ago at November 30, 2002, the Fund’s Net Asset Value was $228.7 million, or $10.22 per share.

The $17.6 million, or 6.56%, quarter-to-quarter increase in net assets from $268.2 million to $285.8 million was primarily attributable to the sale of new shares in the Fund. The $57.1 million, or 24.97%, year-to-year increase in net assets was also primarily attributable to the sale of new shares in the Fund.

The Fund’s primary investments are listed on the Schedule of Investments included with this report.

Investment Income

The Fund had investment income net of all fees and expenses (as discussed below) of $3.86 million for the quarter ended November 30, 2003, an increase of approximately $0.23 million, or 6.34%, from net investment income of $3.63 million for the prior fiscal quarter, which ended August 31, 2003, and an increase of approximately $0.52 million, or 15.57%, from net investment income of $3.34 million for the fiscal quarter ended November 30, 2002. The increases were each largely due to an increase in the average net assets of the Fund.

The Fund had investment income net of all fees and expenses (as discussed below) of $7.49 million for the six month period ended November 30, 2003, an increase of approximately $1.05 million, or 16.30%, from net investment income of $6.44 million for the six month period ended November 30, 2002. The increase is largely due to an increase in average net assets of the Fund.

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

For the quarter ended November 30, 2003, the management fee paid by the Fund was $429,171. For the prior quarter ended August 31, 2003, the management fee paid by the Fund was $399,810. For the year ago fiscal quarter ended November 30, 2002, the management fee paid by the Fund was $318,440. The increases were primarily due to increases in the net assets of the Fund.

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

Effective as of June 1, 2003, the six basis point and two basis point expense reimbursement caps referred to above were replaced with and superceded by a 25 basis point expense reimbursement cap. To the extent that the Fund’s operating expenses (exclusive of management fees and interest expense) in a given fiscal year are less than .25% of the Fund’s monthly average net assets, the Fund will repay Access and MLIM for operating expenses previously borne or reimbursed by Access and MLIM (provided that in no circumstance will the Fund pay or reimburse more than 25 basis points of the Fund’s monthly average assets for operating expenses and expense reimbursement collectively in any fiscal year). Total unreimbursed expenses as of November 30, 2003 amount to $597,328. The replacement of the previous expense reimbursement cap and its retroactive impact resulted in a return of previously received expense reimbursements during the three months ended November 30, 2003.

Yield

At the quarter ended November 30, 2003, the SEC current yield was 5.61%, compared to 5.08% for the quarter ended August 31, 2003 and 5.90% for the year ago quarter ended November 30, 2002.

For the quarter ended November 30, 2003, the ratio of net investment income to average net assets was 5.59% compared to 5.70% for the prior quarter, which ended August 31, 2003, and 6.17% for the quarter ended November 30, 2002.

Although interest rates have been unusually volatile, the Fund has consistently maintained a comparatively high current yield. The high yield is primarily due to the Fund’s use of leverage during a time of a steep yield curve.

Realized Gain/Loss

For the quarter ended November 30, 2003, the realized gain was $1,349,643 compared to a realized loss of $1,425,325 for the prior quarter, which ended August 31, 2003, and a realized loss of $609,931 for the quarter ended November 30, 2002. The gain in the current period was primarily attributable to sales of portfolio investments. The loss in the prior periods was primarily attributable to the Fund’s hedging activities. The Fund experiences a realized gain or loss on its hedges when the positions are closed or when they are rolled from one expiration cycle to the next.

For the six months ended November 30, 2003, the net realized loss on investments was $75,682 compared to a net realized loss of $3,952,298 for the six months ended November 30, 2002. In the current period gains on portfolio sales were offset by losses on the Fund’s hedging activities. The loss in the prior period was primarily attributable to the Fund’s hedging activities.

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

The Fund declares and distributes dividends on a monthly basis. Prior to June 1, 2003, the Fund declared and distributed dividends on a calendar quarterly basis. The Fund paid total monthly dividends of $0.1376 during the quarter ended November 30, 2003. The dividends were paid as follows:

September 2003	$0.0453
October 2003	$0.0444
November 2003	$0.0479

During the previous quarter ended August 31, 2003, the Fund paid total monthly dividends of $0.1412. A year ago, the Fund paid a quarterly dividend of $0.1512 per share on October 7, 2002 to shareholders of record as of September 30, 2002. While the Fund’s dividend was lower than in the year earlier period, it did not decline by nearly the amount of prevailing interest rates. The Fund’s use of leverage during a steep yield curve environment has supported the dividend.

Total Return

For the quarter ended November 30, 2003, the total return was 1.83%, compared to a total return of -2.80% in the quarter ended August 31, 2003 and a total return of 0.85% in the comparable period ended November 30, 2002.

Although interest rates continued to be volatile, the quarter ended November 30, 2003 was markedly calmer than the quarter ended August 31, 2003. Rates generally declined and the Fund’s fixed rate holdings increased in value.

Fund Designated Target Regions at November 30, 2003

The Fund’s Designated Target Regions (“DTRs”) are provided by Fund shareholders at the time of investment. At November 30, 2003 DTRs were:

DTRs	AMOUNT
AL/FL/GA/LA/MS	$5,000,000
Arizona	10,000,000
California	27,073,129
CA/NYC	5,095,810
Connecticut	2,074,552
CA/TX/AZ/NV/NYC/WA/OR	14,450,000
Florida	1,500,000
Guam	141,286
Illinois	600,000
Iowa	150,000
Texas/Louisiana	5,000,000
Massachusetts	37,421,245
MA/NH/CT	1,000,000
MA/NH/PA/NJ/DE/MD/FL/CA	5,000,000
MA/NH	5,500,000
MA/PA/NJ/CT/RI	10,000,000
Maine	103,267
Missouri	1,000,000
Nebraska	8,668,000
New England	17,123,838
New York	4,146,623
NJ/NY/DC	10,000,000
New Jersey	11,696,425
New Mexico/Nevada	6,000,000
NM/TX	600,000
New Mexico	500,000
North Carolina	500,000
Ohio	1,524,188
Oregon	500,000
Pennsylvania	4,000,000
PA/NJ	10,673,796
PA/CA/DC/VA	650,000
Rhode Island	250,000
South Carolina	500,000
South Dakota	5,655,359
TN	500,000
Texas	13,681,002
Utah	2,094,743
Utah/NJ	59,186,508
Vermont	100,000
Washington	1,000,000
Wisconsin	500,000
TOTAL	$291,159,771

Fund Impact per the Community Reinvestment Act

The Fund invests in securities that support community development economic activity as defined in the CRA.

At November 30, 2003, the Fund’s investments had outstanding loans to 4,278 homebuyers with incomes below 80% of median income from the following states in the following numbers.

Whole Loans

Alabama	25
Arizona	140
California	369
Colorado	8
Connecticut	55
Delaware	22
Florida	103
Georgia	8
Guam	2
Illinois	46
Iowa	4
Kansas	3
Louisiana	26
Maine	1
Maryland	4
Massachusetts	879
Mississippi	4
Missouri	16
Nevada	53
New Hampshire	44
New Jersey	764
New Mexico	58
New York	145
North Carolina	14
Ohio	51
Oregon	38
Pennsylvania	483
Rhode Island	10
South Carolina	10
South Dakota	114
Tennessee	5
Texas	354
Utah	365
Vermont	5
Virginia	3
Washington	36
Washington, D.C.	5
Wisconsin	6

4,278

Many of the above loans were made under targeted CRA lending initiatives such as Acorn, Mass Housing Partnership and other individual banks tailor made CRA lending programs.

In addition as of November 30, 2003, the Fund’s investments had outstanding loans to sponsors of 1,258 multi-family, 14 community based non-profit affordable housing rental units and 22 SBA loans from the following states in the following amounts.

Multi-Family Units

Alabama	52
California	174
Delaware	120
Louisiana	128
New York	222
Texas	355
Utah	207

1,258

Affordable Housing

Sub Total	5,536

Community Based Non-Profit

Rhode Island	14

14

SBA Loans

Utah	22

22

Liquidity Discussion

Sale and Redemption of Fund Shares

Fund shares are sold only to qualified investors who complete a Subscription Agreement. All investors in the Fund must provide a Designated Target Region as the desired location for their investment.

During the quarter ended November 30, 2003, new shareholders purchased an additional 2,869,988 shares of the Fund for total proceeds of $28,468,000. In addition, dividend reinvestments resulted in 43,605 additional new shares being issued by the Fund for total proceeds of $430,595. During the year ago quarter ended November 30, 2002, new shareholders purchased an additional 1,805,626 shares of the Fund for total proceeds of $18,589,620, and dividend reimbursements resulted in 35,785 additional new shares being issued by the Fund for total proceeds of $365,192.

As discussed in the Private Offering Memorandum, the Fund allows shareholders to redeem their shares in accordance with Rule 23c-3 of the 1940 Act.

During the quarter ended November 30, 2003 1,247,362 shares of the Fund were redeemed for $12,224,152. There were no redemptions in the year ago quarter ended November 30, 2002.

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

A summary of the Fund’s portfolio holdings as of November 30, 2003 is contained in Item 1 of this report.

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

Access Capital Strategies Community Investment Fund, Inc.

Date: January 14, 2004	/ S / Ronald A. Homer* Ronald A. Homer, Chairman

Date: January 14, 2004	/ S / Kevin J. Mulvaney* Kevin J. Mulvaney, Director

Date: January 14, 2004	/ S / Peter Blampied* Peter Blampied, Director

Date: January 14, 2004	/ S / M. Colyer Crum* M. Colyer Crum, Director

Date: January 14, 2004	/ S / Terry K. Glenn* Terry K. Glenn, Director

Date: January 14, 2004	/ S / Stephen B. Swensrud* Stephen B. Swensrud, Director

Date: January 14, 2004	/ S / David F. Sand* David F. Sand, Chief Executive Officer, Principal Accounting Officer, Principal Financial Officer

* By:	/ s / Brant K. Brown
Brant K. Brown
Attorney-in-fact