Form 10-Q
period 2004-02-29
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2004-04-14
CIK 1040241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2004

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

The registrant had 102 shareholders and 30,826,619 shares of common stock outstanding as of February 29, 2004.

Access Capital Strategies Community Investment Fund, Inc.

February 29, 2004 Form 10-Q Quarterly Report

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Statements of Assets and Liabilities February 29, 2004 (unaudited) and May 31, 2003	3

	Condensed Statements of Operations (unaudited) Three months ended February 29, 2004 and February 28, 2003 Nine months ended February 29, 2004 and February 28, 2003	4

	Condensed Statements of Changes in Net Assets (unaudited) Three months ended February 29, 2004 and February 28, 2003 Nine months ended February 29, 2004 and February 28, 2003	5

	Condensed Statements of Cash Flows (unaudited) Nine months ended February 29, 2004 and February 28, 2003	6

	Financial Highlights (unaudited) Three months ended February 29, 2004 and February 28, 2003 Nine months ended February 29, 2004 and February 28, 2003	7

	Schedule of Investments (unaudited) February 29, 2004	8

	Notes to Condensed Financial Statements (unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION		22

Item 1.	Legal proceedings	22

Item 2.	Changes in securities	22

Item 3.	Defaults upon senior securities	22

Item 4.	Submission of matters to a vote of security holders	22

Item 5.	Other information	22

Item 6.	Exhibits and reports	22

Signatures		23

Access Capital Strategies Community Investment Fund, Inc.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	February 29, 2004 (Unaudited)	May 31, 2003

Assets:
Investments, at value*	$370,572,386	$316,614,272
Cash	650,893	1,498,826
Receivables:
Interest	1,660,175	1,508,738
Securities sold	2,969,578	—
Principal paydowns	19,916	70,677
Capital shares sold	—	100,000
Variation margin	—	4,344
Prepaid expenses and other assets	182	49,209

Total assets	375,873,130	319,846,066

Liabilities:
Payables:
Reverse repurchase agreements (including accrued interest of $17,114 and $18,871,
respectively)	57,217,114	47,018,871
Securities purchased	10,271,405	23,374,300
Dividends to shareholders	1,306,031	2,153,075
Investment advisor	155,894	221,421
Variation margin	150,000	—
Other affiliates	17,764	14,892
Accrued expenses and other liabilities	17,229	29,627

Total liabilities	69,135,437	72,812,186

Net Assets:
Net Assets	$306,737,693	$247,033,880

Net Assets Consist of:
Paid-in capital	308,728,483	243,079,354

Undistributed (accumulated distributions in excess of) investment income-net	(1,401,839)	(1,401,829)
Accumulated realized capital losses on investments-net	(7,701,037)	(5,491,453)
Unrealized appreciation on investments-net	7,112,086	10,847,808

Total accumulated earnings (losses)-net	(1,990,790)	3,954,526

Net Assets	$306,737,693	$247,033,880

Net Asset Value Per Share	$9.95	$10.21

*Identified cost.	$363,305,723	$304,973,620
Shares issued and outstanding, $.0000001 par value, 100,000,000 shares authorized.	30,826,619	24,195,706

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Investment Income:
Interest	$4,906,079	$4,151,253	$13,936,471	$11,578,910

Expenses:
Management fees	460,522	354,144	1,289,503	959,253
Interest expense	209,545	159,165	589,020	460,533
Professional fees	51,123	29,248	130,406	73,353
Accounting services	30,437	22,314	76,118	65,228
Pricing fees	15,548	5,783	38,953	11,395
Custodian fees	13,897	6,487	30,379	17,898
Director’s fees and expenses	8,013	5,514	21,433	21,276

Organizational fees	—	11,691	—	32,445
Transfer agent fees	5,177	4,495	13,848	14,555
Other	8,289	4,931	16,592	17,028

Total expenses before reimbursement	802,551	603,772	2,206,252	1,672,964
Reimbursement of expenses	51,471	(43,332)	188,006	(122,506)

Total expenses after reimbursement	854,022	560,440	2,394,258	1,550,458

Investment income-net	4,052,057	3,590,813	11,542,213	10,028,452

Realized & Unrealized Gain (Loss) on Investments-Net:
Realized loss on investments-net	(2,133,902)	(1,403,401)	(2,209,584)	(5,355,699)
Change in unrealized appreciation on investments-net	5,836,957	4,250,444	(3,735,722)	8,514,202

Total realized and unrealized gain (loss) on investments-net	3,703,055	2,847,043	(5,945,306)	3,158,503

Net Increase in Net Assets Resulting from Operations	$7,755,112	$6,437,856	$5,596,907	$13,186,955

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Increase (Decrease) in Net Assets:
Operations:

Investment income-net	$4,052,057	$3,590,813	$11,542,213	$10,028,452

Realized loss on investments-net	(2,133,902)	(1,403,401)	(2,209,584)	(5,355,699)

Change in unrealized appreciation on investments-net	5,836,957	4,250,444	(3,735,722)	8,514,202

Net increase in net assets resulting from operations	7,755,112	6,437,856	5,596,907	13,186,955

Dividends to Shareholders:
Dividends to shareholders from investment income-net	(4,052,055)	(3,465,626)	(11,542,223)	(9,863,397)

Capital Share Transactions:
Net proceeds from sale of shares	18,957,000	10,825,001	78,865,000	52,746,344
Value of shares issued to shareholders in reinvestment of dividends	352,674	357,472	1,122,300	1,896,496

Total issued	19,309,674	11,182,473	79,987,300	54,642,840

Cost of shares redeemed	(2,114,019)	—	(14,338,171)	—

Net increase in net assets resulting from capital share transactions	17,195,655	11,182,473	65,649,129	54,642,840

Net Assets:
Total increase in net assets	20,898,712	14,154,703	59,703,813	57,966,398
Beginning of period	285,838,981	228,695,514	247,033,880	184,883,819

End of period*	$306,737,693	$242,850,217	$306,737,693	$242,850,217

* Undistributed (accumulated distributions in excess of) investment income-net	$(1,401,839)	$1,109,744	$(1,401,839)	$1,109,744

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended February 29, 2004	Nine Months Ended February 28, 2003
Cash Used for Operating Activities:
Net increase in net assets resulting from operations	$5,596,907	$13,186,955
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Increase in receivables	(147,093)	(346,761)
Decrease in deposit from brokers	—	21,094,066
Decrease in other assets	49,027	210,528
Increase (decrease) in other liabilities	73,190	(20,876,593)
Realized and unrealized loss (gain) on investments-net	4,256,990	(7,134,267)
Amortization of premium and discount	8,918	9,475
Proceeds from paydowns and sales of long-term investments	130,558,628	114,190,397
Purchases of long-term investments	(204,804,362)	(187,873,285)

Net cash used for operating activities	(64,407,795)	(67,539,485)

Cash Provided by Financing Activities:
Cash receipts from issuance of common stock-net	78,965,000	52,746,343
Cash receipts from reverse repurchase agreements-net	10,200,000	22,200,000
Cash payments on capital shares redeemed-net	(14,338,171)	—
Dividends paid to shareholders	(11,266,967)	(7,966,901)

Net cash provided by financing activities	63,559,862	66,979,442

Cash:
Net decrease in cash	(847,933)	(560,043)
Cash at beginning of period	1,498,826	560,043

Cash at end of period	$650,893	$—

Cash Flow Information:
Cash paid for interest	$590,777	$471,283

Non-Cash Financing Activities:
Capital shares issued in reinvestment of dividends paid to shareholders	$1,122,300	$1,896,497

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

FINANCIAL HIGHLIGHTS (UNAUDITED)

The following per share data and ratios have been derived from information provided in the financial statements.

	Three Months Ended				Nine Months Ended
	February 29, 2004		February 28, 2003		February 29, 2004		February 28, 2003
Increase (Decrease) in Net Asset Value:
Per Share Operating Performance:
Net asset value, beginning of period	$9.83		$10.22		$10.21		$10.19

Investment income-net***	.14		.16		.42		.47

Realized and unrealized gain (loss) on investments-net	.11		.12		(.27)		.15

Total from investment operations	.25		.28		.15		.62

Less dividends from investment income-net	(.13)		(.16)		(.41)		(.47)

Net asset value, end of period	$9.95		$10.34		$9.95		$10.34

Total Investment Return:**
Based on net asset value per share	2.61	%+	2.76	%+	1.55	%+	6.24	%+

Ratios to Average Net Assets:++
Expenses, net of reimbursement and excluding interest expense	.88	%*	.68	%*	.88	%*	.67	%*

Expenses, excluding interest expense	.81	%*	.75	%*	.78	%*	.75	%*

Expenses	1.09	%*	1.03	%*	1.07	%*	1.03	%*

Investment income-net	5.51	%*	6.10	%*	5.59	%*	6.16	%*

Ratios to Average Net Assets, Including Borrowings:++
Expenses, net of reimbursement and excluding interest expense	.70	%*	.57	%*	.70	%*	.57	%*

Expenses, excluding interest expense	.64	%*	.63	%*	.63	%*	.64	%*

Expenses	.87	%*	.86	%*	.86	%*	.88	%*

Investment income-net	4.38	%*	5.11	%*	4.49	%*	5.27	%*

Supplemental Data:
Net assets, end of period (in thousands)	$306,738		$242,850		$306,738		$242,850

*	Annualized.
**	Total investment returns exclude the effects of sales charges.
***	Based on average shares outstanding.
+	Aggregate total investment return.
++	Effective June 1, 2003, the six basis point and two basis point expense reimbursement caps described below were replaced with and superceded by a 25 basis point expense reimbursement cap. To the extent that the Fund’s operating expenses (exclusive of management fees and interest expense) in a given fiscal year are less than .25% of the Fund’s monthly average net assets, the Fund will repay the Fund’s investment manager (“Access”) and sub-investment manager (“MLIM”) for operating expenses previously borne or reimbursed by Access and MLIM (provided that in no circumstance will the Fund pay or reimburse more than 25 basis points of the Fund’s monthly average assets for operating expenses and expense reimbursement collectively in any fiscal year). Prior to that time, the Fund’s operating expenses were being recorded by the Fund and the Fund was being reimbursed by Access and MLIM for operating expenses in excess of six basis points. Prior to June 1, 2003, the expense reimbursement cap was six basis points (0.06%). During the fiscal year ended May 31, 2003, the Fund also continued to be charged two basis points (0.02%) of the Fund’s total assets, including assets purchased with borrowed funds, to reimburse Access for unreimbursed expenses relating to the Fund paid by Access prior to March 2001.

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

Schedule of Investments

February 29, 2004 (unaudited)

	Face Amount	Market Value
MORTGAGE-BACKED SECURITIES (120.8%):
Federal National Mortgage Association (FNMA)(80.8%):

15 Year Fixed Rate Single Family Mortgage-Backed Securities

4.50%, 10/1/18 (b)	$2,324,246	$2,351,964

5.00%, 12/1/17 - 1/1/18 (b)	4,743,119	4,887,393

5.50%, 3/1/16	338,198	355,819

7.00%, 1/1/15	105,572	113,693

30 Year Fixed Rate Single Family Mortgage-Backed Securities

4.50%, 5/1/33 - 10/1/33	11,934,275	11,666,101

5.00%, 7/1/32 - 12/1/33 (c)	82,002,663	82,636,420

5.50%, 9/1/32 - 2/1/34	67,562,975	69,503,075

6.00%, 7/1/29 - 3/15/34 (c)	22,737,686	23,800,846

6.50%, 1/1/31 - 11/1/32 (c)	28,056,960	29,665,299

7.00%, 6/1/29 - 3/1/31	2,173,592	2,319,981

7.25%, 12/1/29	79,910	85,705

7.50%, 9/1/29 - 1/1/31	1,561,608	1,681,301

8.00%, 2/1/30 - 4/1/30	530,466	577,386
Total single family mortgage-backed securities		229,644,983

Multi Family Mortgage-Backed Securities

4.66%, 10/1/13	996,106	1,012,064

4.93%, 10/1/12	996,708	1,038,789

5.23%, 4/1/21	1,981,996	2,004,467

5.37%, 11/1/21	5,111,248	5,424,640

5.41%, 2/1/21	1,069,291	1,139,395

5.51%, 11/1/21	772,132	805,002

6.50%, 5/1/17	1,294,817	1,442,573

6.70%, 6/1/19	660,371	750,289

	Face Amount	Market Value
7.13%, 1/1/22	$439,988	$499,885

7.42%, 10/1/18	1,942,492	2,296,521

7.58%, 5/1/18	615,165	742,352

7.97%, 9/1/17	738,253	910,517

Total multi-family mortgage-backed securities		18,066,494

Total Federal National Mortgage Association securities		247,711,477

Federal Home Loan Mortgage Corporation (36.3%):

15 Year Fixed Rate Single Family Mortgage-Backed Securities

4.50%, 1/1/19 (b)	1,173,496	1,185,378

5%, 11/1/18 - 1/1/19	2,503,537	2,583,488

30 Year Fixed Rate Single Family Mortgage-Backed Securities

4.50%, 8/1/33 - 9/1/33	3,879,416	3,795,173

5.00%, 6/1/33 - 3/15/34	26,029,195	26,214,321

5.50%, 9/1/29 - 3/15/34 (c)	41,412,748	42,626,395

6.00%, 3/1/31 - 10/1/33 (c)	20,166,423	21,089,758

6.50%, 6/1/29 - 8/1/32	10,608,821	11,214,451

7.00%, 10/1/29 - 4/1/31	1,505,670	1,606,369

7.50%, 12/1/29 - 3/1/30	1,114,878	1,204,548

Total Federal Home Loan Mortgage Corporation
Single family mortgage-backed securities		111,519,881

GNMA Pool (2.0%):
Multi Family Mortgage-Backed Securities

5.13%, 3/1/34	637,000	660,416

5.75%, 9/15/23	761,233	816,057

6.00%, 12/15/31	1,006,466	1,057,905

6.25%, 9/15/32	530,844	593,335

6.50%, 4/15/32 - 4/20/32	788,052	835,813
7.00%, 4/15/32	262,578	281,041

	Face Amount	Market Value
8.25%, 12/15/32	$1,537,166	$1,796,253

Total GNMA Pool multi-family mortgage-backed securities		6,040,820

Small Business Administration (1.7%):

1.30%, 4/25/28 (a)	1,986,597	1,972,384

1.38%, 6/25/18 (a)	1,054,411	1,048,557

1.40%, 10/25/10	1,009,714	1,005,504

4.63%, 1/25/09	1,074,971	1,126,164

Total Small Business Administration securities		5,152,609

Total mortgage-backed securities		370,424,787

MUNICIPAL BONDS (0.0%):

Guam Power Authority Revenue Bonds, Series A, 5% due 10/01/2024	140,000	147,599

Total municipal bonds		147,599

Total investments (cost - $363,305,723) - 120.8%		370,572,386

Variation margin on financial futures contracts* - 0.0%		(150,000)
Liabilities in excess of other assets - (20.8%)		(63,684,693)

Net assets - 100.0%		$306,737,693

*	Pursuant to the financial futures contracts, the Fund agrees to receive from or pay to the broker an amount equal to the daily fluctuation in values of the contract. Such receipts or payments, which are settled the following business day, are known as variation margin and are recorded by the Fund as unrealized gains or losses. Financial futures contracts sold as of February 29, 2004 were as follows:

Number of Contracts	Issue	Expiration Date	Face Value	Unrealized Losses
200	U.S. Five-Year Treasury Bonds	June 2004	$22,439,875	$(41,375)
200	U.S. Ten-Year Treasury Bonds	June 2004	22,661,798	(113,202)

Total Unrealized Losses-Net				$(154,577)

(a)	All or a portion held as collateral in connection with open financial futures contracts.
(b)	Represents a “to-be-announced” (TBA) transaction. The Fund has committed to purchasing securities for which all specific information is not available at this time.
(c)	All or a portion held as collateral in connection with open reverse repurchase agreements.

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed interim financial statements and financial highlights reflect the results of operations for Access Capital Strategies Community Investment Fund, Inc. (the “Fund”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations and other data for the nine months and quarter ended February 29, 2004 are not necessarily indicative of the results that may be expected for any other future interim period or the fiscal year ending May 31, 2004. The information in this report should be read in conjunction with the financial statements and accompanying notes included in the May 31, 2003 Annual Report on Form 10-K/A. The Fund has not changed its accounting and reporting policies from those disclosed in its May 31, 2003 financial statements.

In preparing the condensed interim financial statements and financial highlights, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of assets and liabilities, and revenue and expenses for the period. Actual results could differ from those estimates; any such differences are expected to be immaterial to the net assets of the Fund.

These condensed financial statements and financial highlights cover the activity from June 1, 2003 to February 29, 2004.

2. Fees and Expenses

During the fiscal year ended May 31, 2003, the Fund was charged for custody services portfolio accounting services and operating expenses. To the extent such expenses exceeded six basis points (0.06%) of the Fund’s monthly average net assets, they were reimbursed by Access Capital Strategies LLC (“Access”), the Fund’s Manager, and Merrill Lynch Investment Managers, L.P. (“MLIM”), the Fund’s sub-investment manager. During the fiscal year ended May 31, 2003, the Fund also continued to be charged two basis points (0.02%) of the Fund’s total assets, including assets purchased with borrowed funds, to reimburse Access for unreimbursed expenses relating to the Fund paid by Access prior to March 2001.

Effective as of June 1, 2003, the six basis point and two basis point expense reimbursement caps referred to above have been replaced with and superceded by a 25 basis point expense reimbursement cap. To the extent that the Fund’s operating expenses (exclusive of management fees and interest expense) in a given fiscal year are less than .25% of the Fund’s monthly average net assets, the Fund will repay Access and MLIM for operating expenses previously borne or reimbursed by Access and MLIM (provided that in no circumstance will the Fund pay or reimburse more than 25 basis points of the Fund’s monthly average assets for operating expenses and expense reimbursement collectively in any fiscal year). Total unreimbursed expenses as of February 29, 2004 amount to $545,858. The replacement of the previous expense reimbursement cap and its retroactive impact resulted in a return of previously received expense reimbursements during the three and nine month periods ended February 29, 2004.

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

Management believes the Fund was in compliance with the above requirements for the quarter and nine months ended February 29, 2004.

Fund Operations

Investment Activity

Purchases

During the quarter ended February 29, 2004, the Fund purchased $38.3 million aggregate amount of new community development securities. During the quarter ended February 28, 2003, the Fund had purchased $41.0 million aggregate amount of new community development securities.

During the nine months ended February 29, 2004, the Fund purchased $191.7 million aggregate amount of new community development securities. During the nine months ended February 28, 2003, the Fund had purchased $184.0 million aggregate amount of new community development securities.

Sales

During the quarter ended February 29, 2004, the Fund sold $38.8 million aggregate amount of securities (including principal paydowns). During the quarter ended February 28, 2003, the Fund had sold $26.6 million aggregate amount of securities (including principal paydowns but excluding securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities).

During the nine months ended February 29, 2004, the Fund sold $133.5 million aggregate amount of securities (including principal paydowns). During the nine months ended February 28, 2003, the Fund had sold $109.2 million aggregate amount of securities (including principal paydowns but excluding securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities).

Borrowings

The Fund is permitted to use leverage in its investment program, subject to certain restrictions set forth in its Private Offering Memorandum and the Investment Company Act of 1940 (the “1940 Act”).

For the quarter ended February 29, 2004, the Fund averaged approximately $73.6 million in borrowings at an average rate of approximately 1.14% compared to the quarter ended February 28, 2003 when the Fund averaged approximately $45.9 million in borrowings at an average rate of approximately 1.39%.

For the nine month period ended February 29, 2004, the Fund averaged approximately $68.8 million in borrowings at an average rate of approximately 1.15% compared to the nine month period ended February 28, 2003 when the Fund averaged approximately $37.4 million in borrowings at an average rate of approximately 1.64%.

In each of the above referenced periods, the total proceeds from borrowings were primarily used to support additional investments in the Fund’s Designated Target Regions.

Net Assets and Fund Holdings at February 29, 2004

At February 29, 2004, the Fund’s Net Asset Value was $306.7 million, or $9.95 per share. At the end of the prior fiscal quarter, November 30, 2003, the Fund’s Net Asset Value was $285.8 million, or $9.83 per share. At the end of the most recent fiscal year, May 31, 2003, the Net Asset Value was $247.0 million, or $10.21 per share. A year ago at February 28, 2003, the Fund’s Net Asset Value was $242.9 million, or $10.34 per share.

The $20.9 million, or 7.31%, quarter-to-quarter increase in net assets from $285.8 million to $306.7 million was primarily attributable to the sale of $17.2 million of net new shares in the Fund and $5.8 million in net unrealized appreciation in the investments offset by $2.1 million of net realized losses. The $63.8 million, or 26.27%, year-to-year increase in net assets was also primarily attributable to the sale of new shares in the Fund.

The Fund’s primary investments are listed on the Schedule of Investments included with this report.

Investment Income

The Fund had investment income net of all fees and expenses (as discussed below) of $4.05 million for the quarter ended February 29, 2004, an increase of approximately $0.19 million, or 4.92%, from net investment income of $3.86 million for the prior fiscal quarter, which ended November 30, 2003, and an increase of approximately $0.46 million, or 12.81%, from net investment income of $3.59 million for the fiscal quarter ended February 28, 2003. The increases were each largely due to an increase in the average net assets of the Fund.

The Fund had investment income net of all fees and expenses (as discussed below) of $11.54 million for the nine month period ended February 29, 2004, an increase of approximately $1.51 million, or 15.05%, from net investment income of $10.03 million for the nine month period ended February 28, 2003. The increase is largely due to an increase in average net assets of the Fund.

Management Fees and Expenses

Access Capital Strategies LLC (“Access”), the Fund’s manager, charges an annual management fee, paid monthly, of fifty basis points (0.50%) of the Fund’s average monthly gross assets less accrued liabilities, other than indebtedness for borrowing. Merrill Lynch Investment Managers, L.P. (“MLIM”), the Fund’s sub-manager, receives from Access an annual sub-management fee, paid monthly, of twenty-five basis points (0.25%) of the Fund’s average gross monthly assets less accrued liabilities, other than indebtedness for borrowings.

For the quarter ended February 29, 2004, the management fee paid by the Fund was $460,522. For the prior quarter ended November 30, 2003, the management fee paid by the Fund was $429,171. For the year ago fiscal quarter ended February 28, 2003, the management fee paid by the Fund was $354,144. The increases were primarily due to increases in the net assets of the Fund.

For the quarter ended February 29, 2004, total expenses after reimbursement increased by $62,377 compared to the prior quarter ended November 30, 2003 principally reflecting higher management fees and interest expense during the current quarter. Compared to the year ago quarter ended February 28, 2003, total expenses after reimbursement increased by $293,377 during the most recent quarter. This increase is primarily attributable to increased management fees of $106,378, increased interest expense of $50,380 and a $94,803 increase in reimbursement of expense as discussed below.

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

Effective as of June 1, 2003, the six basis point and two basis point expense reimbursement caps referred to above were replaced with and superceded by a 25 basis point expense reimbursement cap. To the extent that the Fund’s operating expenses (exclusive of management fees and interest expense) in a given fiscal year are less than .25% of the Fund’s monthly average net assets, the Fund will repay Access and MLIM for operating expenses previously borne or reimbursed by Access and MLIM (provided that in no circumstance will the Fund pay or reimburse more than 25 basis points of the Fund’s monthly average assets for operating expenses and expense reimbursement collectively in any fiscal year). Total unreimbursed expenses as of February 29, 2004 amount to $545,858. The replacement of the previous expense reimbursement cap and its retroactive impact resulted in the Fund’s return of previously received expense reimbursements during the three months ended February 29, 2004 of $51,471. For the year earlier fiscal quarter ended February 28, 2003, the Fund received reimbursements of $43,332.

Yield

At the quarter ended February 29, 2004, the SEC current yield was 4.94%, compared to 5.61% for the quarter ended November 30, 2003 and 5.87% for the year ago quarter ended February 28, 2003.

For the quarter ended February 29, 2004, the ratio of net investment income to average net assets was 5.51% compared to 5.59% for the prior quarter, which ended November 30, 2003, and 6.10% for the quarter ended February 28, 2003.

Although interest rates have been unusually volatile, the Fund has consistently maintained a comparatively high current yield. The high yield is primarily due to the Fund’s use of leverage during a time of a steep yield curve.

Realized Gain/Loss

For the quarter ended February 29, 2004, the realized loss was $2,133,902 compared to a realized gain of $1,349,643 for the prior quarter, which ended November 30, 2003, and a realized loss of $1,403,401 for the quarter ended February 28, 2003. Although the Fund did sell securities for realized gains during the quarter, these gains were less than the losses realized as part of the Fund’s hedging activities. The Fund experiences a realized gain or loss on its hedges when the positions are closed or when they are rolled from one expiration cycle to the next.

For the nine months ended February 29, 2004, the net realized loss on investments was $2,209,584 compared to a net realized loss of $5,355,699 for the nine months ended February 28, 2003. The Fund experiences a realized gain or loss on its hedges when the positions are closed or when they are rolled from one expiration cycle to the next.

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

The Fund declares and distributes dividends on a monthly basis. Prior to June 1, 2003, the Fund declared and distributed dividends on a calendar quarterly basis. The Fund paid total monthly dividends of $0.1351 during the quarter ended February 29, 2004. The dividends were paid as follows:

December 2003	$0.0482
January 2004	$0.0446
February 2004	$0.0423

During the previous quarter ended November 30, 2003, the Fund paid total monthly dividends of $0.1376. A year ago, the Fund paid a quarterly dividend of $0.1549 per share on December 23, 2002 to shareholders of record as of December 16, 2002. While the Fund’s dividend was lower than in the year earlier period, it did not decline by nearly the amount of prevailing interest rates. The Fund’s use of leverage during a steep yield curve environment has supported the dividend.

Total Return

For the quarter ended February 29, 2004, the total return was 2.61%, compared to a total return of 1.83% in the quarter ended November 30, 2003 and a total return of 2.76% in the comparable period ended February 28, 2003.

Although interest rates continued to be volatile, the quarter ended February 29, 2004 was markedly calmer than the quarter ended November 30, 2003. Rates generally declined and the Fund’s fixed rate holdings increased in value.

Fund Designated Target Regions at February 29, 2004

The Fund’s Designated Target Regions (“DTRs”) are provided by Fund shareholders at the time of investment. At February 29, 2004 DTRs were:

DTRs	AMOUNT
Alabama	5,000,000
California	58,168,939
Colorado	1,104,068
Connecticut	3,082,506
Florida	1,500,000
Georgia	500,000
Hawaii	143,329
Illinois	1,050,486
Indiana	200,000
Iowa	150,729
Louisiana	5,000,000
Maine	104,686
Maryland	650,000
Massachusetts	56,457,650
Missouri	1,000,000
Nebraska	10,000,000
New York	14,690,469
New Jersey	84,362,733
New Mexico	1,106,965
North Carolina	500,000
Ohio	11,531,422
Oregon	500,000
Pennsylvania	24,750,000
Rhode Island	250,000
South Dakota	5,655,359

Tennessee	600,000
Texas	16,236,635
Utah	4,567,490
Vermont	477,679
Washington	1,000,000
Wisconsin	506,965
TOTAL	310,848,110

Fund Impact per the Community Reinvestment Act

The Fund invests in securities that support community development economic activity as defined in the CRA.

At February 29, 2004, the Fund’s investments had outstanding loans to 4,526 homebuyers with incomes below 80% of median income from the following states in the following numbers.

Whole Loans
Alabama	33
Arizona	146
California	385
Colorado	28
Connecticut	60
Delaware	24
Florida	114
Georgia	19
Guam	2
Illinois	51
Indiana	2
Iowa	4
Kansas	5
Louisiana	24
Maine	1
Maryland	4
Massachusetts	808
Mississippi	7
Missouri	16
Nebraska	51
Nevada	70
New Hampshire	50
New Jersey	803
New Mexico	63
New York	152
North Carolina	14
Ohio	29
Oregon	49
Pennsylvania	485
Rhode Island	21
South Carolina	13

South Dakota	120
Tennessee	7
Texas	377
Utah	424
Vermont	7
Virginia	3
Washington	43
Washington, D.C.	5
Wisconsin	7

4,526

Many of the above loans were made under targeted CRA lending initiatives such as Acorn, Mass Housing Partnership and other individual banks tailor made CRA lending programs.

In addition, as of February 29, 2004, the Fund’s investments had outstanding loans to sponsors of 1,088 multi-family, 14 community based non-profit affordable housing rental units and 45 SBA loans from the following states in the following amounts.

Multi-Family Units

Alabama	52
California	174
Delaware	120
Louisiana	124
New York	222
Texas	189
Utah	207

1,088

Affordable Housing

Sub Total	5,614

Community Based Non-Profit

Rhode Island	14

14

SBA Loans

CA	1
FL	1
KY	1
MD	1
MN	2
NY	1
UT	38

45

Liquidity Discussion

Sale and Redemption of Fund Shares

Fund shares are sold only to qualified investors who complete a Subscription Agreement. All investors in the Fund must provide a Designated Target Region as the desired location for their investment.

During the quarter ended February 29, 2004, new shareholders purchased an additional 1,915,991 shares of the Fund for total proceeds of $18,957,000. In addition, dividend reinvestments resulted in 35,641 additional new shares being issued by the Fund for total proceeds of $352,674. During the year ago quarter ended February 28, 2003, new shareholders purchased an additional 1,064,417 shares of the Fund for total proceeds of $10,825,001, and dividend reimbursements resulted in 35,209 additional new shares being issued by the Fund for total proceeds of $357,472.

As discussed in the Private Offering Memorandum, the Fund allows shareholders to redeem their shares in accordance with Rule 23c-3 of the 1940 Act.

During the quarter ended February 29, 2004, 212,892 shares of the Fund were redeemed for $2,114,019. There were no redemptions in the year ago quarter ended February 28, 2003.

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

A summary of the Fund’s portfolio holdings as of February 29, 2004 is contained in Item 1 of this report.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports

The following Exhibits are filed as part of this Report:

(a	)	(1)		N/A
		(2)		None
		(3)	(i)	Articles of Incorporation are incorporated by reference to the Fund’s Form 10-Q for the period ended August 31, 1998.
			(ii)	By-Laws are incorporated by reference to the Fund’s Form 10-Q for the period ended August 31, 1998.
		(4)		N/A
		(5)		N/A
		(8)		N/A
		(9)		None
		(10)	(i)	Private Offering Memorandum dated February 18, 1998, revised as June 1, 2003, is incorporated by reference to the Fund’s Form 10-K filed on August 29, 2003.
			(iii)(A)	Management Agreement is incorporated by reference to the Fund’s Form 10-Q for the period ended August 31, 1998.
			(B)	Amendment to the Management Agreement dated as of May 23, 2003 is incorporated by reference to the Fund’s Form 10-K filed on August 29, 2003
		(11)		N/A
		(12)		N/A
		(13)		N/A
		(15)		N/A
		(16)		None
		(17)		N/A
		(18)		N/A
		(19)		N/A
		(20)		N/A
		(21)		None
		(22)		N/A
		(23)		N/A
		(24)		Powers of Attorney incorporated by reference to the Fund’s Form 10-K for the fiscal year ended May 31, 2002 filed on August 29, 2002.
		(25)		N/A
		(26)		N/A

		(27)	Reserved
		(28)	Reserved
		(29)	Reserved
		(30)	Reserved
		(31)	Certification required by the Sarbanes-Oxley Act of 2002
		(32)	Certification required by the Sarbanes-Oxley Act of 2002

(b	)	Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access Capital Strategies Community Investment Fund, Inc.

Date: April 14, 2004	/s/ Ronald A. Homer*
Ronald A. Homer, Chairman

Date: April 14, 2004	/s/ Kevin J. Mulvaney*
Kevin J. Mulvaney, Director

Date: April 14, 2004	/s/ Peter Blampied*
Peter Blampied, Director

Date: April 14, 2004	/s/ M. Colyer Crum*
M. Colyer Crum, Director

Date: April 14, 2004	/s/ Terry K. Glenn*
Terry K. Glenn, Director

Date: April 14, 2004	/s/ Stephen B. Swensrud*
Stephen B. Swensrud, Director

Date: April 14, 2004	/s/ David F. Sand*
David F. Sand, Chief Executive Officer,
Principal Accounting Officer, Principal Financial Officer

* By:	/s/ Brant K. Brown
Brant K. Brown
Attorney-in-fact