Form 10-K
period 2004-05-31
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2004-08-13
CIK 1040241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2004

Commission File Number: 817-00807

Access Capital Strategies Community Investment Fund, Inc.

(Exact name of registrant as specified in its charter)

MARYLAND	04-3369393
(State of incorporation or organization)	(I.R.S. Identification Number)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter: $285,838,981.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 31, 2004, the registrant had 36,035,590 shares of common stock outstanding.

Documents incorporated by reference: YES

ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.

2004 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.    BUSINESS

Access Capital Strategies Community Investment Fund, Inc. (the “Fund”) completed its organization as a Maryland corporation and registration process in early 1998 and commenced operations on June 23, 1998. This filing is the Form 10-K Annual Report for the Fund for fiscal year 2004 covering the period from June 1, 2003 to May 31, 2004.

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

As of May 31, 2004, the Federal National Mortgage Association (“Fannie Mae”), through its affiliate Fannie Mae American Communities Fund, held a 32% equity interest in Access. At May 31, 2004, the Fund held $265.5 million aggregate amount of Fannie Mae mortgage-backed securities, representing 66.6% of the total amount of mortgage-backed securities held by the Fund and 76.6% of the Fund’s net assets.

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

The Fund ended the fiscal year on May 31, 2004 with $346.6 million in net assets and 36.0 million shares of common stock (“Shares”) owned by 109 Fund investors. The net asset value per Share as of May 31, 2004 was $9.62. The Fund’s total return for the fiscal year ended May 31, 2004 was (0.56%).

More information on the Fund is contained in the Fund’s Private Offering Memorandum, which is incorporated herein by reference and filed as Exhibit 10(i) hereto.

The Fund invests almost exclusively in non-voting mortgage-backed securities and other non-voting securities. Consequently, the Fund receives very few, if any, proxies from portfolio companies. Since inception in 1998, the Fund has not received any proxy solicitations. Nonetheless, the Fund has adopted the proxy voting policies and procedures of MLIM as its policies and procedures if the Fund receives a proxy from a portfolio company. Any proxies received by the Fund will be voted by MLIM pursuant to its policies and procedures. These policies and procedures (i) contain general guidelines that MLIM will follow to ensure that it votes proxies in a manner consistent with the best interests of the Fund and its shareholders and (ii) are designed to ensure that material conflicts of interest are avoided and/or resolved in a manner that is consistent with MLIM’s fiduciary role as sub-adviser to the Fund. A description of the policies and procedures that the Fund uses to determine how to vote proxies relating to portfolio securities is available (i) without charge, upon request, by calling toll-free 1-800-637-3863; (ii) on www.mutualfunds.ml.com; and (iii) on the Securities and Exchange Commission’s website at www.sec.gov.

ITEM 2.    PROPERTIES

None.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Market Information: There is no established public trading market for the Shares, which are the only class of equity securities authorized or issued by the Fund.

(b)	Holders: At May 31, 2004, the Fund had 109 shareholders and 36,035,590 Shares outstanding.

(c)	Dividends: The Fund distributes to shareholders substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes. Through May 31, 2003, dividends were paid on a calendar quarter basis. Effective June 1, 2003, dividends are paid out on a calendar month basis. Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund. Substantially all of the Fund’s net capital gain (the excess of net long-term capital gain over net short-term capital loss) and the excess of net short-term capital gain over net long-term capital loss, if any, will be distributed annually with the Fund’s dividend distribution in December.

Per Share income dividends totaling $0.536984 were declared in the fiscal year ended May 31, 2004. Per Share income dividends totaling $0.435711 were paid in the fiscal year ended May 31, 2004, a decrease of $0.101273 from the Per Share income dividends paid in the fiscal year ended May 31, 2003. From April 2002 through May 31, 2004, per Share income dividends have been declared and paid as follows:

Record Date	Payment Date	Dividend Per Share
1-Apr-02	3-Apr-02	$0.158371
1-Jul-02	12-Jul-02	$0.161414
30-Sep-02	7-Oct-02	$0.151245
16-Dec-02	23-Dec-02	$0.154866
31-Mar-03	7-Apr-03	$0.154481
30-May-03	5-Jun-03	$0.101273
30-Jun-03	7-Jul-03	$0.046921
31-Jul-03	6-Aug-03	$0.048437
29-Aug-03	5-Sep-03	$0.045846
30-Sep-03	7-Oct-03	$0.045292
31-Oct-03	7-Nov-03	$0.044382
28-Nov-03	5-Dec-03	$0.047876
31-Dec-03	8-Jan-04	$0.048195
31-Jan-04	6-Feb-04	$0.044657
29-Feb-04	5-Mar-04	$0.042293
31-Mar-04	7-Apr-04	$0.042516
30-Apr-04	7-May-04	$0.042607
31-May-04	7-Jun-04	$0.037962

The Fund has not made any capital gains distributions since inception.

ITEM 6.    SELECTED FINANCIAL DATA

Selected Financial Data for the Fiscal Years ended May 31, 2004, May 31, 2003, May 31, 2002, May 31, 2001 and May 31, 2000:

	Fiscal year ended May 31, 2004	Fiscal year ended May 31, 2003	Fiscal year ended May 31, 2002	Fiscal year ended May 31, 2001	Fiscal year ended May 31, 2000
SEC Current Yield at end of period	4.66%	5.46%	6.40%	6.51%	7.14%
Annualized ratio of net investment income to average net assets	5.43%	6.08%	6.41%	6.63%	6.54%
Total return	(.56)%	7.46%	8.88%	12.12%	1.69%
Dividends per share ***	$0.5369840	$0.7232790	$0.635303	$0.658436 *	$0.594250 *
Net investment income	$15,626,451	$13,593,852	$10,036,904	$4,192,371	$2,247,145
Net realized loss on investments	$(1,870,202)	$(4,016,102)	$(523,813)	$(661,249)	$(215,414)
Unrealized Gain/(Loss)	$(15,340,672)	$6,561,676	$3,145,114	$2,736,703	$1,266,025
Management Fees and Expenses**	$2,245,296	$1,686,814	$1,199,107	$367,446	$199,214

*	Adjusted to reflect the 10,000 to 1 stock split that occurred on July 9, 2001.
**	Management fees plus total expenses, excluding interest expense, before reimbursement.
***	Starting June 1, 2003 the Fund began paying dividends on a monthly basis; previously dividends had been paid on a calendar quarter basis. Due to the transition, the fiscal 2003 dividends included fourteen months of income while fiscal 2004 contained twelve months of income.

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

Management believes the Fund was in compliance with the above requirements for the fiscal year ended May 31, 2004.

Fund Operations

Market Conditions

During the 12-month period ending May 31, 2004, U.S. Treasury note yields rose dramatically. The 2-year and 5-year yields rose 122 and 150 basis points respectively, while the 10-year and 30-year yields rose 128 and 97 basis points respectively. The year marked a period of extreme volatility. This can be illustrated by the 170 basis point swing of the 10-year Treasury note during the 12-month period. Just as the Fund’s fiscal year started, the Federal Reserve eased monetary policy and lowered the Fed Funds rate 25 basis points. Nevertheless, July 2003 was the worst month in the Fund’s six-year history as interest rates rose rapidly. April 2004 saw an additional sell-off as a tightening of monetary policy was widely anticipated.

Investment Activity

During the fiscal year ended May 31, 2004, the Fund purchased $262.5 million aggregate amount of securities. In the prior fiscal year ended May 31, 2003, the Fund had purchased $211.4 million principal amount of securities.

During the fiscal year ended May 31, 2004, the Fund sold $50.2 million aggregate amount of securities (excluding securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities). Net realized losses on securities (including securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities) and financial futures contracts from June 1, 2003 to May 31, 2004 totaled $1,870,202. In the prior fiscal year ended May 31, 2003, the Fund sold $30.5 million aggregate amount of securities (excluding securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities). Net realized losses on securities (including securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities) and financial futures contracts from June 1, 2002 to May 31, 2003 totaled $4,016,102.

Borrowings

The Fund is permitted to use leverage in its investment program, subject to certain restrictions set forth in its Private Offering Memorandum and the 1940 Act. For the fiscal year ended May 31, 2004, the Fund averaged $65.0 million in borrowings at a weighted-average rate of 1.14% compared to the fiscal year ended May 31, 2003 during which the Fund averaged $41.5 million in borrowings at an average rate of 1.54%. In both periods, the total proceeds from borrowings were primarily used to support additional investments in the Fund’s Designated Target Regions.

Net Assets

At May 31, 2004, the Fund’s net assets were $346.6 million, or $9.62 per Share. At May 31, 2003, the Fund’s net assets were $247.0 million, or $10.21 per Share. The increase in net assets is primarily related to the issuance of capital shares.

The Fund’s primary investments are listed on the Schedule of Investments included with this report.

Investment Income

The Fund had investment income net of all fees and expenses (as discussed below) of $15.6 million for the fiscal year ended May 31, 2004. In the prior fiscal year, net investment income was $13.6 million. This $2.0 million, or 14.7%, increase resulted primarily from the Fund’s increase in average invested assets, which in turn resulted primarily from the issuance of new Shares in the Fund.

Management Fees and Expenses

Access receives from the Fund an annual management fee of fifty basis points (0.50%) of the Fund’s average monthly gross assets less accrued liabilities, other than indebtedness for borrowing. MLIM receives from Access an annual sub-management fee of twenty-five basis points (0.25%) of the Fund’s average monthly gross assets less accrued liabilities, other than indebtedness for borrowings (or if greater, 50% of the management fee payable to Access under the Management Agreement). Effective as of June 1, 2003, the management fee and sub-management fee have been paid on a monthly, rather than quarterly, basis.

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

Effective as of June 1, 2003, Access adopted a 25 basis point expense reimbursement cap, pursuant to which the Fund will pay up to 0.25% of its monthly average net assets (the “Expense Cap”) for operating expenses, and the Managers will be responsible for reimbursing the Fund for operating expenses in excess of the Expense Cap. If the amount of operating expenses is less than the Expense Cap, the Fund will pay the actual amount of the operating expenses and, in addition, will pay to Access the difference between the amount of the operating expenses and the Expense Cap to the extent that Access and MLIM have not previously been reimbursed for any operating expenses it had previously paid under the terms of the Management Agreement (provided that in no circumstance will the Fund pay or reimburse more than 25 basis points of the Fund’s monthly average net assets for operating expenses and expense reimbursement collectively in any fiscal year). Total unreimbursed expenses as of May 31, 2004 amount to $483,374.

As described in the Fund’s Private Offering Memorandum (“Offering Memorandum”), shareholders in the Fund may be offered the opportunity to participate in a quarterly repurchase program. In every quarter since inception, June 23, 1998, the Fund has offered shareholders the opportunity to participate in a quarterly repurchase program. Four times each year shareholders receive a letter asking if they wish to redeem some or all of their Fund Shares. Investors withdrawing from the Fund (i.e., redeeming their Shares) will receive the then current net asset value per Share and have transferred to their account maintained by Access the net proceeds from liquidation of their Shares in the Fund. Prior to June 1, 2003, Access would have charged redeeming shareholders a 1% withdrawal fee if the assets were held in the account for less than three years, following which the assets remaining in their account would have been returned to the investor. The 1% withdrawal fee has not been charged on any redemptions occurring after June 1, 2003. During the period June 1, 2003, through May 31, 2004, five shareholders opted to redeem a total of 1,562,504 Fund shares for total proceeds of $15,308,518. There were no redemptions in the fiscal year ended May 31, 2003. Further as described in the Offering Memorandum, certain institutional investors (“accredited investors”) may periodically purchase shares of the Fund at its current net asset value per share. As stipulated by the Offering Memorandum, the Fund will terminate operations, and all investors will be required to tender all Shares outstanding on December 31, 2032.

For the fiscal year ended May 31, 2004, the management fee paid by the Fund was $1,761,736, and the reimbursement of operating expenses paid by the Fund to Access and MLIM was $250,489. For the prior fiscal year, the management fee paid by the Fund was $1,330,802 and the reimbursement of operating expenses received by the Fund from Access and MLIM was $176,550. These increases were due to increases in the net assets of the Fund. In addition, for the fiscal years ended May 31, 2003 and May 31, 2004, consistent with the Fund’s Management Agreement with Access and the Fund’s Private Offering Memorandum, the annual management fee paid to Access (and the corresponding sub-management fee paid by Access to MLIM) was determined based on the Fund’s average monthly gross assets, less accrued liabilities other than indebtedness for borrowings.

Yield

For the fiscal year ended May 31, 2004, the ratio of net investment income to average net assets (including borrowings) was 5.43% compared to 6.08% in the year ago period. At May 31, 2004, the SEC current yield was 4.66% compared with an SEC current yield of 5.46% at May 31, 2003.

Realized Gain/Loss

For the fiscal year ended May 31, 2004, the net realized loss was $1,870,202 compared to the net realized loss of $4,016,102 for the year ago period. The decrease in realized loss was primarily due to the Fund’s hedging activities. The Fund experiences gain or loss on its hedges when the positions are closed or when they are rolled from one expiration cycle to the next.

Dividends Paid

During the fiscal year ended May 31, 2004, the Fund distributed dividends of $0.54 per Share. During the fiscal year ended May 31, 2003, the Fund distributed dividends of $0.72 per Share. Starting June 1, 2003 the Fund began paying dividends on a monthly basis; previously dividends had been paid on a calendar quarter basis. Due to the transition, the fiscal 2003 dividends included fourteen months of income while fiscal 2004 contained twelve months of income.

Total Return

For the fiscal year ended May 31, 2004, the Fund’s total return (net of management fees and operating expenses) was (0.56%) compared to 7.46% for the fiscal year ended May 31, 2003. The decrease in total return during the year was primarily due to increases in long term interest rates particularly during the months of July 2003 and April 2004.

Fund Designated Target Regions at May 31, 2004

The Fund’s Designated Target Regions are provided by Fund shareholders at the time of investment. At May 31, 2004, Designated Target Regions (based upon investor commitments at the time of investment) were:

DTRs	AMOUNT
Alabama	$5,000,000
California	58,168,939
Colorado	1,118,360
Connecticut	7,084,919
Florida	1,500,000
Georgia	500,000
Hawaii	145,205
Illinois	2,107,619
Indiana	1,002,583
Iowa	152,687
Louisiana	5,000,000
Maine	105,989
Maryland	650,000
Massachusetts	82,103,211
Nebraska	10,000,000
New York	16,739,271
New Jersey	88,633,406
New Mexico	1,113,358
North Carolina	500,000
Ohio	11,538,063
Oregon	500,000
Pennsylvania	31,950,000
Rhode Island	250,000
South Dakota	5,655,359
Tennessee	600,000
Texas	20,328,018
Utah	4,606,984
Vermont	683,432
Washington	1,000,000
Wisconsin	513,358

TOTAL	$359,250,761

Fund Impact per the Community Reinvestment Act

The Fund invests in securities that support community development economic activity as defined in the Community Reinvestment Act.

At May 31, 2004, the Fund’s investments had outstanding loans to 4,749 homebuyers with incomes below 80% of median income from the following states in the following numbers.

Whole Loans
Alabama	35
Arizona	153
California	404
Colorado	32
Connecticut	76
Delaware	19
Florida	114
Georgia	19
Guam	2
Illinois	51
Indiana	4
Iowa	5
Kansas	5
Louisiana	22
Maine	1
Maryland	4
Massachusetts	918
Mississippi	8
Missouri	7
Nebraska	54
Nevada	73
New Hampshire	59
New Jersey	843
New Mexico	70
New York	178
North Carolina	14
Ohio	48
Oregon	50
Pennsylvania	502
Rhode Island	9
South Carolina	13
South Dakota	126
Tennessee	7
Texas	405
Utah	351
Vermont	11
Virginia	3
Washington	42
Washington, D.C.	5
Wisconsin	7

4,749

Many of the above loans were made under targeted CRA lending initiatives such as Acorn, Mass Housing Partnership and other individual banks’ tailor-made CRA lending programs.

In addition as of May 31, 2004, the Fund’s investments had outstanding loans to sponsors of 1,256 multi-family, 14 community based non-profit affordable housing rental units and 53 SBA loans from the following states in the following amounts.

Multi-Family Units
Alabama	52
California	199
Delaware	120
Mississippi	47
Louisiana	172
New York	222
South Dakota	48
Texas	189
Utah	207

1,256

Affordable Housing

Sub Total    6,005

Community Based Non-Profit
Rhode Island	14

14

SBA Loans
California	2
Florida	1
Kentucky	1
Maryland	1
Minnesota	2
New York	1
Utah	45

53

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

Derivatives Risk. The Fund may use derivative instruments, including futures, forwards, options, indexed securities, and inverse securities for hedging purposes. Hedging is a strategy in which the Fund uses a derivative to offset the risk that other Fund holdings may decrease in value. While hedging can reduce losses, it can also reduce or eliminate gains if the market moves in a different manner than anticipated by the Fund or if the cost of the derivative outweighs the benefit of the hedge. Hedging also involves the risk that changes in the value of the derivative will not match those of the holdings being hedged as expected by the Fund, in which case any losses on the holdings being hedged may not be reduced. Losses may arise due to changes in the value of the contract or if the counterparty does not perform under the contract. There can be no assurance that the Fund’s hedging strategy will reduce risk or that hedging transactions will be either available or cost effective.

A summary of the Fund’s portfolio holdings as of May 31, 2004 is contained in the Schedule of Investments included in Item 8 of this report.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Access Capital Strategies Community Investment Fund, Inc.:

We have audited the accompanying statement of assets and liabilities, including the schedule of investments, of Access Capital Strategies Community Investment Fund, Inc. (the “Fund”) as of May 31, 2004, and the related statements of operations and of cash flows for the year then ended, the statements of changes in net assets for each of the two years in the period then ended, and the financial highlights for each of the five years in the period then ended. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of May 31, 2004, by correspondence with the custodian and brokers; where replies were not received from brokers, we performed other auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Access Capital Strategies Community Investment Fund, Inc. as of May 31, 2004, the results of its operations and cash flows for the year then ended, the changes in its net assets for each of the two years in the period then ended, and its financial highlights for each of the five years in the period then ended, in conformity with U.S. generally accepted accounting principles.

Deloitte & Touche LLP

Princeton, New Jersey

August 11, 2004

Access Capital Strategies Community Investment Fund, Inc.

Schedule of Investments

May 31, 2004

	Face Amount	Market Value
MORTGAGE-BACKED SECURITIES (115.0%):

Federal National Mortgage Association (FNMA)(76.6%):

15 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 10/1/18 - 3/1/19 (b)	$6,804,996	$6,697,248
5.00%, 12/1/17 - 2/1/19 (b)	8,573,056	8,641,482
5.50%, 3/1/16	332,501	343,160
7.00%, 1/1/15	80,828	86,490

30 Year Fixed Rate Single Family Mortgage-Backed Securities

4.50%, 5/1/33 - 10/1/33 (c)	14,538,336	13,631,299
5.00%, 7/1/32 - 7/15/34 (c)	97,440,191	94,384,094
5.50%, 9/1/32 - 6/15/34	68,268,081	68,125,515
6.00%, 7/1/29 - 1/1/34	22,525,432	23,057,248
6.50%, 1/1/31 - 11/1/32	25,078,084	26,150,283
7.00%, 6/1/29 - 3/1/31	1,622,805	1,721,333
7.25%, 12/1/29	79,668	85,235
7.50%, 9/1/29 - 1/1/31	1,548,955	1,665,456
8.00%, 2/1/30 - 4/1/30	527,758	574,234

Total Single Family Mortgage-Backed Securities		245,163,077

Multi Family Mortgage-Backed Securities
4.62% (b)	2,000,000	1,893,780
4.66%, 10/1/13	992,789	980,244
4.93%, 10/1/12	993,369	988,223
5.23%, 4/1/21	1,975,807	1,897,348
5.37%, 11/1/21	5,096,265	5,114,240
5.41%, 2/1/21	1,066,493	1,075,255
5.51%, 11/1/21	770,231	754,695
6.38%, 5/1/11	1,211,841	1,323,778
6.50%, 5/1/17	1,289,968	1,365,244
6.70%, 6/1/19	658,822	709,445
7.13%, 1/1/22	437,190	473,455
7.42%, 10/1/18	1,937,503	2,174,559
7.58%, 5/1/18	613,602	705,314
7.97%, 9/1/17	735,027	866,428

Total Multi-Family Mortgage-Backed Securities		20,322,008

Total Federal National Mortgage Association Securities		265,485,085

Federal Home Loan Mortgage Corporation (34.5%):

15 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 1/1/19 - 4/1/19 (b)	2,438,532	2,400,541
5%, 11/1/18 - 1/1/19	2,075,037	2,089,739

30 Year Fixed Rate Single Family Mortgage-Backed Securities

	Face Amount	Market Value
4.50%, 8/1/33 - 9/1/33	$3,862,446	$3,621,561
5.00%, 7/1/33 - 6/15/34(c)	31,641,785	30,620,617
5.50%, 9/1/29 - 6/15/34(c)	49,591,775	49,528,830
6.00%, 3/1/31 - 10/1/33(c)	18,373,172	18,812,006
6.50%, 6/1/29 - 8/1/32	9,584,463	9,994,084
7.00%, 11/1/29 - 4/1/31	1,152,280	1,220,693
7.50%, 12/1/29 - 3/1/30	1,045,761	1,129,701

Total Federal Home Loan Mortgage Corporation Single Family Mortgage-Backed Securities		119,417,772

GNMA Pool (1.6%):
Multi Family Mortgage-Backed Securities
5.13%, 3/1/34	635,635	629,310
5.75%, 9/15/23	756,230	779,787
6.00%, 12/15/31	947,483	972,421
6.25%, 9/15/32	529,304	566,857
6.50%, 4/15/32 - 4/20/32	731,281	754,335
7.00%, 4/15/32	177,539	188,872
8.25%, 12/15/32	1,501,439	1,683,943

Total GNMA Pool Multi-Family Mortgage-Backed Securities		5,575,525

Small Business Administration (2.3%)
1.30%, 3/25/29	3,265,758	3,265,758
1.30%, 4/25/28 (a)	1,781,736	1,768,523
1.38%, 6/25/18 (a)	1,037,743	1,031,802
1.40%, 10/25/10	830,296	826,803
4.63%, 1/25/09	1,010,766	1,055,412

Total Small Business Administration Securities		7,948,298

Total Mortgage-Backed Securities		398,426,680

MUNICIPAL BONDS (0.0%):

Guam Power Authority Revenue Bonds, Series A, 5% due 10/01/2004	140,000	140,721

Total Municipal Bonds		140,721

Total investments (cost - $403,230,291) - 115.0%		398,567,401
Liabilities in excess of other assets - (15.0%)		(52,000,201)

Net assets - 100.0%		$346,567,200

(a)	All or a portion held as collateral in connection with open financial futures contracts.
(b)	Represents or includes a “to-be-announced” (TBA) transaction. The Fund has purchased securities for which all specific information is not available at this time.
(c)	All or a portion held as collateral in connection with open reverse repurchase agreements.

Pursuant to the financial futures contracts, the Fund agrees to receive from or pay to the broker an amount equal to the daily fluctuation in values of the contract. Such receipts or payments, which are settled the following business day, are known as variation margin and are recorded by the Fund as unrealized gains or losses. Financial futures contracts sold as of May 31, 2004 were as follows:

Number of Contracts	Issue	Expiration Date	Face Value	Unrealized Appreciation
61	U.S. Ten-Year Treasury Bonds	June 2004	$6,765,884	$63,509
200	U.S. Five-Year Treasury Bonds	September 2004	$21,682,756	48,382
164	U.S. Ten-Year Treasury Bonds	September 2004	$17,831,635	58,135

Total Unrealized Appreciation-Net				$170,026

See Notes to Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

STATEMENT OF ASSETS AND LIABILITIES AS OF MAY 31, 2004

Assets:
Investments in unaffiliated securities, at value (Identified cost - $403,230,291)		$398,567,401
Receivables:
Capital shares sold	$14,785,251
Interest	1,776,197
Principal paydowns	370,198
Variation margin	191,468	17,123,114

Prepaid expenses		270

Total assets		415,690,785

Liabilities:
Payables:
Reverse repurchase agreements (including accrued interest of $17,180)	51,117,180
Securities purchased	15,485,800
Dividends to shareholders	1,310,503
Custodian bank	956,797
Investment advisor	177,414
Other affiliates	2,565	69,050,259

Accrued expenses and other liabilities		73,326

Total liabilities		69,123,585

Net Assets		$346,567,200

Net Assets Consist of:
Paid-in capital		$359,732,222
Accumulated distributions in excess of investment income-net	$(1,310,503)
Accumulated realized capital losses on investments-net	(7,361,655)
Unrealized depreciation on investments-net	(4,492,864)

Total accumulated losses-net		(13,165,022)

Net Assets		$346,567,200

Net Asset Value Per Share		$9.62

Shares issued and outstanding, $.0000001 par value, 100,000,000 shares authorized		36,035,590

See Notes to Financial Statements

Access Capital Strategies Community Investment Fund, Inc.

STATEMENT OF OPERATIONS

		Year Ended May 31, 2004
Investment Income:
Interest		$18,861,490

Expenses:
Management fees	$1,761,736
Interest expense	739,254
Professional fees	204,443
Accounting services	107,687
Pricing fees	54,400
Custodian fees	43,073
Director’s fees and expenses	30,000
Transfer agent fees	19,382
Other	24,575

Total expenses before reimbursement	2,984,550
Reimbursement of expenses	250,489

Total expenses after reimbursement		3,235,039

Investment income-net		15,626,451

Realized & Unrealized Loss on Investments:
Realized loss on investments-net		(1,870,202)
Change in unrealized appreciation/depreciation on investments-net		(15,340,672)

Total realized and unrealized loss on investments-net		(17,210,874)

Net Decrease in Net Assets Resulting from Operations		$(1,584,423)

See Notes to Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended May 31,
Increase (Decrease) in Net Assets:	2004	2003
Operations:
Investment income-net	$15,626,451	$13,593,852
Realized loss on investments-net	(1,870,202)	(4,016,102)
Change in unrealized appreciation/depreciation on investments-net	(15,340,672)	6,561,676

Net increase (decrease) in net assets resulting from operations	(1,584,423)	16,139,426

Dividends to Shareholders:
Dividends to shareholders from investment income-net	(15,598,955)	(15,984,993)

Capital Share Transactions:
Net proceeds from sale of shares	129,965,000	59,371,343
Value of shares issued to shareholders in reinvestment of dividends	2,060,217	2,624,285

Total issued	132,025,217	61,995,628
Cost of shares redeemed	(15,308,519)	—

Net increase in net assets derived from capital share transactions	116,716,698	61,995,628

Net Assets:
Total increase in net assets	99,533,320	62,150,061
Beginning of year	247,033,880	184,883,819

End of year*	$346,567,200	$247,033,880

*Accumulated distributions in excess of investment income-net	$(1,310,503)	$(1,401,829)

See Notes to Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

STATEMENT OF CASH FLOWS

Year Ended May 31, 2004
Cash Used for Operating Activities:
Net decrease in net assets resulting from operations	$(1,584,423)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Increase in receivables	(454,583)
Decrease in other assets	48,939
Increase in other liabilities	942,471
Realized and unrealized loss on investments-net	17,210,874
Realized and unrealized gain on financial futures contracts-net	(732,109)
Amortization of premium and discount	17,277
Proceeds from paydowns and sales of long-term investments	163,707,290
Purchases of long-term investments	(270,344,482)

Net cash used for investing activities	(91,188,746)

Cash Provided by Financing Activities:
Cash receipts from issuance of capital shares-net	115,279,749
Cash receipts from reverse repurchase agreements - net	4,100,000
Cash payments on capital shares redeemed-net	(15,308,519)
Dividends paid to shareholders	(14,381,310)

Net cash provided by financing activities	89,689,920

Cash:
Net decrease in cash	(1,498,826)
Cash at beginning of year	1,498,826

Cash at end of year	$—

Cash Flow Information:
Cash paid for interest	$740,945

Non-Cash Financing Activities
Capital shares issued in reinvestment of dividends to shareholders	$2,060,217

See Notes to Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

FINANCIAL HIGHLIGHTS

The following per share data and ratios have been derived from information provided in the financial statements.

	Year Ended May 31,
Increase (Decrease) in Net Asset Value:	2004	2003	2002	2001	2000
Per Share Operating Performance: ++
Net asset value, beginning of year	$10.21	$10.19	$9.97	$9.50	$9.93

Investment income-net	.54 **	.62 **	.64	.63	.58
Realized and unrealized gain(loss) on investments-net	(.59)	.12	.22	.50	(.42)

Total from investment operations	(.05)	.74	.86	1.13	.16

Less dividends from investment income-net	(.54)	(.72)	(.64)	(.66)	(.59)

Net asset value, end of year	$9.62	$10.21	$10.19	$9.97	$9.50

Total Investment Return:*
Based on net asset value per share	(.56)%	7.46%	8.88%	12.12%	1.69%

Ratios to Average Net Assets:+
Expenses, net of reimbursement and excluding interest expense	.87%	.68%	.64%	.58%	.58%

Expenses, excluding interest expense	.78%	.75%	.77%	.58%	.58%

Expenses	1.04%	1.04%	1.06%	1.23%	.82%

Investment income-net	5.43%	6.08%	6.41%	6.63%	6.54%

Ratios to Average Net Assets, Including Borrowings:+
Expenses, net of reimbursement and excluding interest expense	.71%	.57%	.58%	—	—

Expenses, excluding interest expense	.64%	.64%	.68%	—	—

Expenses	.85%	.88%	.94%	—	—

Investment income-net	4.44%	5.14%	5.73%	—	—

Supplemental Data:
Net assets, end of year (in thousands)	$346,567	$247,034	$184,884	$122,188	$49,877

Portfolio turnover	46%	42%	20%	25%	57%

*	Total investment returns exclude the effects of sales charges.
**	Based on average shares outstanding.
+	Effective June 1, 2003, the six basis point and two basis point expense reimbursement caps described below were replaced with and superceded by a 25 basis point expense reimbursement cap. To the extent that the Fund’s operating expenses (exclusive of management fees and interest expense) in a given fiscal year are less than .25% of the Fund’s monthly average net assets, the Fund will repay the Fund’s investment manager (“Access”) and sub-investment manager (“MLIM”) for operating expenses previously borne or reimbursed by Access and MLIM (provided that in no circumstance will the Fund pay or reimburse more than 25 basis points of the Fund’s monthly average assets for operating expenses and expense reimbursement collectively in any fiscal year). Prior to that time, the Fund’s operating expenses were being recorded by the Fund and the Fund was being reimbursed by Access and MLIM for operating expenses in excess of six basis points. Prior to June 1, 2003, the expense reimbursement cap was six basis points (0.06%). During the fiscal year ended May 31, 2003, the Fund also continued to be charged two basis points (0.02%) of the Fund’s total assets, including assets purchased with borrowed funds, to reimburse Access for unreimbursed expenses relating to the Fund paid by Access prior to March 2001.
++	Per share operating performance figures have been adjusted, where appropriate, to reflect a 10,000 for 1 stock split that occurred on July 9, 2001.

See Notes to Financial Statements.

ACCESS CAPITAL STRATEGIES

COMMUNITY INVESTMENT FUND, INC.

Notes to Financial Statements

May 31, 2004

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

(2) Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Fund in the preparation of the financial statements. The policies are in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect amounts reported therein. Although actual results could differ from these estimates, any such differences are expected to be immaterial to the net assets of the Fund.

(a) Valuation of Securities

Portfolio securities the principal market for which is a securities exchange will be valued at the closing sales price on that exchange on the day of computation, or, if there have been no sale during such day, at the bid quotations. If no such bid prices are available, then the securities will be valued in good faith at their respective fair values using methods determined by or under the supervision of the Board. Portfolio securities the principal market for which is not a securities exchange and for which State Street Bank and Trust Company (“State Street”), which provides accounting (in addition to custody) services to the Fund, can obtain a price from an independent pricing agent are valued at the price obtained from the independent pricing agent. The price is adjusted for the Community Reinvestment Act (“CRA”) premium which is obtained from an independent source. Portfolio securities the principal market for which is not a securities exchange and for which State Street cannot obtain a price from an independent pricing agent are valued at their respective fair values by the MLIM Fixed Income Pricing Committee, provided that the price (or change in price) does not affect the Fund’s NAV by more than ½ of 1%. Portfolio securities the principal market for which is not a securities exchange, for which State Street cannot obtain a price from an independent pricing agent, and the price (or change in price) of which the MLIM Fixed Income Pricing Committee determines would affect the Fund’s NAV by more than ½ of 1% are valued at their respective fair values by the Fund’s Pricing Committee. Financial futures contracts are stated at market value. All other assets and securities including securities for which market quotations are not readily available are valued at their fair value as determined in good faith under the general supervision of the Board of Directors of the Fund (the “Directors”). Occasionally, events affecting the values of securities and other assets may occur between the times at which valuations of such securities are determined (that is, close of the market on which such securities trade) and the close of business on the NYSE. If events (for example, company announcement, natural disasters, market volatility) occur during such periods that are expected to materially affect the value for such securities, those securities may be valued at their fair value as determined in good faith by the Directors or by the investment adviser using a pricing service and/or procedures approved by the Directors.

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

(c) Reverse Repurchase Agreements

To obtain short-term financing, the Fund may enter into reverse repurchase agreements with banks and other recognized financial institutions such as broker/dealers which are deemed by the Fund’s advisor or sub-advisor to be creditworthy pursuant to the guidelines established by the Directors. Interest on the value of the reverse repurchase agreements is based upon competitive market rates at the time of issuance. At the time the Fund enters into a reverse repurchase agreement, it will establish and maintain a segregated account with the custodian containing qualifying assets having a value not less than the repurchase price, including accrued interest. If the counterparty to the transaction is rendered insolvent, the ultimate realization of the securities to be repurchased by the Fund may be delayed or limited. At May 31, 2004, the Fund had $52,405,837 of portfolio securities pledged as collateral for reverse repurchase agreements.

(d) Derivatives

The Fund may use derivative instruments, including futures, forwards, options, indexed securities and inverse securities for hedging purposes only. Derivatives allow the Fund to increase or decrease its risk exposure more quickly and efficiently than other types of instruments. While hedging can reduce losses, it can also reduce or eliminate gains if the market moves in a different manner than anticipated by the Fund or if the cost of the derivative outweighs the benefit of the hedge. Hedging also involves the risk that changes in the value of the derivative will not match those of the holdings being hedged as expected by the Fund, in which case any losses on the holdings being hedged may not be reduced. Losses may arise due to changes in the value of the contract or if the counterparty does not perform under the contract. There can be no assurance that the Fund’s hedging strategy will reduce risk or that hedging transactions will be either available or cost effective.

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

(h) Distributions to Shareholders

Effective as of June 1, 2003, the Fund declares daily and distributes dividends monthly from net investment income. The fund distributes dividends annually from net realized capital gains, if any, after offsetting capital-loss carryovers.

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

(j) Custodian Bank

The Fund recorded an amount payable to the custodian bank reflecting an overnight overdraft, which resulted from management estimates of available cash.

(k) Reclassification

U.S. generally accepted accounting principals require that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. Accordingly, during the current year, $63,830 has been reclassified between paid-in capital and accumulated distributions in excess of investment income as a result of permanent differences attributable to a tax return of capital. This reclassification has no effect on net assets or net asset value per share.

(3) Investments

Purchases and sales of investments, excluding short-term securities, for the year ended May 31, 2004 were $262,455,982 and $164,006,811, respectively.

Net realized losses for the year ended May 31, 2004 and net unrealized appreciation/depreciation as of May 31, 2004 were as follows

	Realized Losses	Unrealized Appreciation/ Depreciation
Long-term investments	$(175,222)	$(4,662,890)
Financial futures contracts	(1,694,980)	170,026

Total	$(1,870,202)	$(4,492,864)

As of May 31, 2004, net unrealized depreciation for federal income tax purposes aggregated $4,662,890, of which $2,870,063 related to appreciated securities and $7,532,953 related to depreciated securities. The aggregate cost of investments at May 31, 2004 for federal income tax purposes was $403,230,291.

(4) Investment Management Agreement and Other Transactions with Affiliates

Access Capital Strategies LLC (“Access”) serves as the Fund’s investment manager. Access is a registered investment adviser under the Investment Advisers Act of 1940. As of May 31, 2004, the Federal National Mortgage Association (“Fannie Mae”) through its affiliate, the Fannie Mae American Communities Fund, holds a 32% equity interest in Access. At May 31, 2004, the Fund held $265,485,085 in Fannie Mae mortgage-backed securities representing 76.6% of the Fund’s net assets.

For the fiscal year ended May 31, 2004, Access was paid an annual management fee, paid monthly of fifty basis points (0.50%) of the Fund’s average monthly gross assets less accrued liabilities, other than indebtedness for borrowing. Prior to June 1, 2003, the management fee and sub-management fee were paid on a quarterly basis.

Access has entered into a sub-management agreement (the “Sub-Management Agreement”) with Merrill Lynch Investment Managers, L.P. (“MLIM”). Under the Sub-Management Agreement, MLIM has assumed certain investment and administrative duties of Access and for such services MLIM receives from Access an annual sub-management fee paid monthly at an annual rate of twenty-five basis points (0.25%) of the Fund’s average gross monthly assets, less accrued liabilities other than indebtedness for borrowings. For the year ended May 31, 2004, MLIM received $880,868 from Access. As of May 31, 2004, 16.4% of the Fund’s outstanding shares are owned by Merrill Lynch Community Development Corp., an affiliate of MLIM.

For the fiscal year ended May 31, 2004, the six basis point and two basis point expense reimbursement caps referred to below have been replaced with and superceded by a 25 basis point expense reimbursement cap. To the extent that the Fund’s operating expenses in a given fiscal year are less than .25% of the Fund’s monthly average net assets, the Fund will repay Access and MLIM for operating expenses previously borne or reimbursed by Access and MLIM (provided that in no circumstance will the Fund pay or reimburse more than 25 basis points of the Fund’s monthly average assets for operating expenses and expense reimbursement collectively in any fiscal year). Total unreimbursed expenses as of May 31, 2004 amount to approximately $483,374. During the fiscal year ended May 31, 2003, the Fund was charged for custody and portfolio accounting services and operating expenses. To the extent such expenses exceeded six basis points (0.06%) of the Fund’s monthly average net assets, they were reimbursed by Access and MLIM. During the fiscal year ended May 31, 2003, the Fund was charged two basis points (0.02%) of the Fund’s total assets, including assets purchased with borrowed funds, to reimburse Access for unreimbursed expenses relating to the Fund paid by Access prior to March 2001.

For certain issues purchased by the Fund, the issuer may pay a 100 basis point (1%) structuring fee to the Fund. In the event that the Fund receives a structuring fee from an issuer, Access may charge the Fund an investment-structuring fee equal to 100 basis points (1%). For the fiscal year ended May 31, 2004, the Fund received $0 in structuring fees from issuers and accordingly, the Fund paid Access $0 in structuring fees.

Access maintains a shareholder account for each investor in the Fund. Investors making a commitment to the Fund pay Access a one-time commitment fee of 25 basis points (0.25%) of the commitment. During the year ended May 31, 2004, Access received $313,625 in commitment fees, of which $138,000 was paid to FAM Distributors, Inc., an affiliate of MLIM.

(5) Capital Share Transactions

The Fund has authorized 100,000,000 shares of $.0000001 par value common stock. Shares issued and outstanding during the year ended May 31, 2004 increased by 11,839,884; 13,192,784 as a result of shares sold and 209,604 as a result of dividend reinvestment and during the year ended May 31, 2003 increased by 5,796,410 as a result of shares sold and 259,639 as a result of dividend reinvestment. At May 31, 2004, there were 36,035,590 shares outstanding.

As described in the Fund’s Private Offering Memorandum (“Offering Memorandum”), shareholders in the Fund may be offered the opportunity to participate in a quarterly repurchase program. In every quarter since inception, June 23, 1998, the Fund has offered shareholders the opportunity to participate in a quarterly repurchase program. Four times each year shareholders receive a letter asking if they wish to redeem some or all of their Fund Shares. Investors withdrawing from the Fund (i.e., redeeming their Shares) will receive the then current net asset value per Share and have transferred to their account maintained by Access the net proceeds from liquidation of their Shares in the Fund. Prior to June 1, 2003, Access would have charged redeeming shareholders a 1% withdrawal fee if the assets were held in the account for less than three years, following which the assets remaining in their account would have been returned to the investor. The 1% withdrawal fee has not been charged on any redemptions occurring after June 1, 2003. During the period June 1, 2003, through May 31, 2004, five shareholders opted to redeem a total of 1,562,504 Fund shares for total proceeds of $15,308,518. There were no redemptions in the fiscal year ended May 31, 2003. Further as described in the Offering Memorandum, certain institutional investors (“accredited investors”) may periodically purchase shares of the Fund at its current net asset value per share. As stipulated by the Offering Memorandum, the Fund will terminate operations, and all investors will be required to tender all Shares outstanding on December 31, 2032.

(6) Securities Transactions

Purchases, sales and paydowns of investment securities (excluding purchases, sales and maturities of short-term securities) were as follows for the fiscal year ended May 31, 2004:

Purchases	Sales	Paydowns
$262,455,982	$50,174,982	$113,831,829

The Fund had the following reverse repurchase agreements outstanding at May 31, 2004:

Repurchase amount	Counterparty	Interest rate	Maturity date
$14,300,000	Credit Suisse First Boston	1.10%	6/01/04
$26,100,000	Credit Suisse First Boston	1.09%	6/15/04
$10,700,000	Credit Suisse First Boston	1.09%	6/25/04

The average daily balance, weighted average interest rate and maximum amount outstanding under these agreements for the fiscal year ended May 31, 2004 were as follows:

Average daily balance outstanding	Weighted average interest rate	Maximum amount outstanding
$64,989,589	1.14%	$109,000,000

(7) Distributions to Shareholders:

The tax character of distributions paid during the fiscal years ended May 31, 2004 and May 31, 2003 was as follows:

	5/31/2004	5/31/2003
Distributions paid from:
Ordinary income	$15,535,125	$15,984,993
Tax return of capital	63,830	—

Total taxable distributions	$15,598,955	$15,984,993

As of May 31, 2004, the components of accumulated losses on a tax basis were as follows:

Undistributed ordinary loss – net	$(1,310,503)
Undistributed long-term capital gains – net	—

Total undistributed losses – net	(1,310,503)
Capital loss carryforward	(4,229,180)*
Unrealized losses – net	(7,625,339)**

Total accumulated losses – net	$(13,165,022)

*	On May 31, 2004, the Fund had a net capital loss carryforward of $4,229,180, of which $16,310 expires in 2007, $137,249 expires in 2008, $644,962 expires in 2009, $310,646 expires in 2010, $1,093,937 expires in 2011, and $2,026,076 expires in 2012. This amount will be available to offset like amounts of any future taxable gains.

**	The difference between book-basis and tax-basis net unrealized losses is attributable primarily to the tax deferral of losses on straddles, the realization for tax purposes of unrealized gains (losses) on certain futures contracts and the deferral of post-October capital losses for tax purposes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the previous two fiscal years, Deloitte & Touche LLP has served as the Fund’s independent registered public accounting firm (the “auditor”). Deloitte & Touche LLP continues to serve as the Fund’s auditor and the Fund has not had any disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or scope of auditing procedures.

ITEM 9A.	CONTROLS AND PROCEDURES

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

At May 31, 2004, the Fund’s Directors were:

Name, Age and Offices with the Fund	Principal Occupation During At Least Past Five Years and Public Directorships as of March 1, 2004
Stephen B. Swensrud, 70 Director since 2001

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

M. Colyer Crum, 72 Director since 2001

James R. Williston Professor of Investment Management Emeritus, Harvard Business School since 1996; James R. Williston Professor of Investment Management, Harvard Business School, from 1971 to 1996; Director of Cambridge Bancorp.

In addition, Mr. Crum is a Director of 24 registered investment companies consisting of 37 portfolios advised by Merrill Lynch Investment Managers, L.P. or its affiliates.

Terry K. Glenn*, 63 Director since 2001

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

Peter J. Blampied, 61 Director since 1997

President, Corcoran Management Company, a real estate firm, since 1998. Vice Chairman, Citizens Bank of Massachusetts, from 1993 to 1994. Chairman, President & CEO Boston Five Bancorp, from 1989 to 1993.

In addition Mr. Blampied is a Director of A.W. Perry, Inv. (1998-present) and Environmental Power Corp. (1998-present), and a Trustee of Northeast Investors Trust (2000-present).

Ronald A. Homer*, 57 Director since 1997	CEO & Co-Managing Member, Access Capital Strategies LLC (the Manager) since 1997. President & CEO, Boston Bank of Commerce, from 1983 to 1996. In addition, Mr. Homer is a Director of Sallie Mae (GSE).

Kevin J. Mulvaney, 56 Director since 1997	President, Strategic Advisors Group, a management-consulting firm, since 1997. Formerly President of DRI/McGraw Hill, from 1994 to 1997. Executive Vice President, Bank of Boston (prior to 1993).

*	An “interested” Director.

Audit Committee Financial Expert

The board of directors of the Fund has determined that Peter J. Blampied, M. Colyer Crum, Kevin J. Mulvaney, and Steven B. Swensrud are “audit committee financial experts” as defined in Item 401(h) of Regulation S-K. Each audit committee financial expert is “independent” as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Officers

The officers of the Fund are elected by and serve at the pleasure of the Board of Directors of the Fund. At May 31, 2004, the officers of the Fund were:

Name (Age)	Position	Other Affiliation
Ronald A. Homer (57)	Chairman (since 1997)	CEO & Co-Managing Member, Access Capital Strategies LLC

David F. Sand (47)	CEO (since 1997)	President & Co-Managing Member, Access Capital Strategies LLC

Cliff Turbitt (41)	Secretary (since 2003)	Vice President – Legal Advisory, Merrill Lynch Investment Managers, L.P.

The business backgrounds not shown above of the Fund’s directors and officers are as follows:

Name	Employers (prior 5 years)	Industry	Job Description
David F. Sand	Access Capital Strategies LLC	Investment Adviser	President & Co-Managing Member (1997-present)

Cliff Turbitt	Merrill Lynch Invest Managers, LLC	Investment Manager	Vice President/Legal Advisory (2002-present)

	Dechert LLP	Legal	Associate (1999-2002)

Code of Ethics

The Fund has adopted a code of ethics that applies to the fund’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of ethics is available without charge upon request.

ITEM 11.    EXECUTIVE COMPENSATION

The Fund pays no compensation to its officers who are “interested persons” (as defined in the 1940 Act) of the Fund or to its directors who are officers, directors or employees of Access, MLIM or any “affiliated person” (as defined in the 1940 Act) of Access or MLIM. The Fund’s disinterested directors received $2,000 per meeting. There were four in person meetings during the reporting period. Such directors also are reimbursed by the Fund for their expenses in attending meetings of the Board or any committee thereof.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Owners:

At May 31, 2004, the following investors beneficially owned more than five percent of the Fund’s outstanding voting securities:

Title of Class	Name and address of beneficial owner	Amount and nature* of beneficial ownership	Percent of class
	Merrill Lynch Community Development Corp.	5,899,252.147	16.4%

	Massachusetts Pension Reserve Investment Trust	2,549,099.661	7.1%

	Washington Mutual	1,830,986.186	5.1%

Access, the manager of the Fund, owned 106.904 Fund Shares at May 31, 2004, representing less than 0.00% of the Fund’s outstanding Shares.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Fund may invest in securities guaranteed and issued by Fannie Mae. An affiliate of Fannie Mae is an investor in Access, the Fund’s manager. The Fund’s Directors have adopted policies and procedures to govern the direct purchase of Fannie Mae mortgage-backed securities by the Fund from the Fannie Mae Customer Service Trading Desk.

At May 31, 2004, the Fund owned $265.5 million aggregate amount in Fannie Mae mortgage-backed securities, representing 67% of the total amount of mortgage-backed securities held by the Fund and 77% of the Fund’s net assets.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal year ended May 31, 2004, Deloitte & Touche LLP was employed principally to perform the annual audit and to render tax services. Fees paid to Deloitte & Touche LLP for each of the last two fiscal years are listed in the following table.

	2004	2003
Audit fees	$45,000	$40,000
Audit-related fees	—	—
Tax fees	4,800	5,200
All other fees	—	—

	$49,800	$45,200

The fund’s audit committee pre-approves all audit and non-audit services to be performed by the auditor. It has policies and procedures in place to ensure that the Fund is in compliance with the requirements for pre-approval set forth in the Sarbanes-Oxley Act of 2002 and the SEC rules regarding auditor independence. These policies and procedures provide a mechanism by which management can request and secure pre-approval of audit and non-audit services in an orderly manner with minimal disruption to normal business operations. The policies and procedures are detailed as to the particular service and do not delegate the committee’s responsibility to management. They address any service provided by the auditor, and any audit or audit-related services to be provided by any other audit service provider. The pre-approval process includes an annual and interim component. There were no fees approved pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in the Fund’s Annual Reports on Form 10-K for the fiscal year ended May 31, 2004.

Statement of Assets and Liabilities as of May 31, 2004.

Statement of Operations for the fiscal year ended May 31, 2004.

Statement of Changes in Net Assets for the fiscal year ended May 31, 2004 and the fiscal year ended May 31, 2003.

Statement of Cash Flows for the Fiscal Year ended May 31, 2004.

Financial Highlights

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

(a)(3) The following exhibits are included as part of this Form 10-K.

Exhibit No.	Exhibit
(a)(1)	N/A

(2)	None

(3)

(i) Articles of Incorporation are incorporated by reference to the Fund’s Form 10-Q for the period ended August 31, 1998.

(ii) By-Laws are incorporated by reference to the Fund’s Form 10-Q for the period ended August 31, 1998.

(4)	N/A

(5)	N/A

(8)	N/A

(9)	None
(10)	(i) Private Offering Memorandum dated February 18, 1998, revised as of June 1, 2003, is incorporated by reference to the Fund’s Form 10-K filed on August 29, 2003.
(iii)(A) Management Agreement is incorporated by reference to the Fund’s Form 10-Q for the period ended August 31, 1998.
(B) Amendment to the Management Agreement dated as of May 23, 2003 is incorporated by reference to the Fund’s Form 10-K filed on August 29, 2003.
(11)	N/A
(12)	N/A
(13)	N/A
(15)	N/A
(16)	None
(17)	N/A
(18)	N/A
(19)	N/A
(20)	N/A
(21)	None
(22)	N/A
(23)	N/A
(24)	Powers of Attorney incorporated by reference to the Fund’s Form 10-K for the fiscal year ended May 31, 2002 filed on August 29, 2002.
(25)	N/A
(26)	N/A
(27)	[Reserved]
(28)	[Reserved]
(29)	[Reserved]
(30)	[Reserved]
(31)	Certifications required by the Sarbanes-Oxley Act of 2002. Filed herein.
(32)	Certifications required by the Sarbanes-Oxley Act of 2002. Filed herein.
(33) - (98)	[Reserved]
(99)	N/A

(b) Reports on Form 8-K    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Access Capital Strategies Community

Investment Fund, Inc.

Date: August 13, 2004	/s/ Ronald A. Homer*
Ronald A. Homer, Chairman

Date: August 13, 2004	/s/ Kevin J. Mulvaney*
Kevin J. Mulvaney, Director

Date: August 13, 2004	/s/ Peter J. Blampied*
Peter J. Blampied, Director

Date: August 13, 2004	/s/ M. Colyer Crum*
M. Colyer Crum, Director

Date: August 13, 2004	/s/ Terry K. Glenn*
Terry K. Glenn, Director

Date: August 13, 2004	/s/ Stephen B. Swensrud*
Stephen B. Swensrud, Director

Date: August 13, 2004	/s/ David F. Sand*
David F. Sand, Chief Executive Officer and Principal Financial Officer

*	Executed on behalf of the indicated person by the undersigned, pursuant to power of attorney.

By:	/s/ Martin Lybecker
Martin Lybecker
Attorney-In-Fact