Form 10-Q
period 2004-08-31
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2004-10-08
CIK 1040241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2004

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

The registrant had 116 shareholders and 37,087,261 shares of common stock outstanding as of August 31, 2004.

Access Capital Strategies Community Investment Fund, Inc.

August 31, 2004 Form 10-Q Quarterly Report

Access Capital Strategies Community Investment Fund, Inc.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	August 31, 2004 (unaudited)	May 31, 2004
Assets:
Investments, at value*	$442,226,223	$398,567,401
Cash	—	—
Receivables:
Capital shares sold	10,300,000	14,785,251
Interest	1,898,657	1,776,197
Principal paydowns	—	370,198
Variation margin	—	191,468
Prepaid expenses and other assets	270	270

Total assets	454,425,150	415,690,785

Liabilities:
Payables:
Reverse repurchase agreements (including accrued interest of $39,857 and $17,180, respectively)	67,939,857	51,117,180
Securities purchased	19,002,576	15,485,800
Dividends to shareholders	1,106,968	1,310,503
Custodian bank	271,143	956,797
Investment advisor	15,051	177,414
Variation margin	188,027	—
Other affiliates	1,788	2,565
Accrued expenses and other liabilities	82,883	73,326

Total liabilities	88,608,293	69,123,585

Net Assets:
Net Assets	$365,816,857	$346,567,200

Net Assets Consist of:
Paid-in capital	$370,036,383	$359,732,222

Accumulated distributions in excess of investment income - net	(1,310,503)	(1,310,503)
Accumulated realized capital loss - net	(9,110,896)	(7,361,655)
Unrealized appreciation (depreciation) - net	6,201,873	(4,492,864)

Total accumulated losses - net	(4,219,526)	(13,165,022)

Net Assets	$365,816,857	$346,567,200

Net Asset Value Per Share	$9.86	$9.62

* Identified cost.	$435,819,532	$403,230,291
Shares issued and outstanding, $.0000001 par value, 100,000,000 shares authorized	37,087,261	36,035,590

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	August 31, 2004	August 31, 2003
Investment Income:
Interest	$5,340,698	$4,377,880

Expenses:
Management fees	511,664	399,810
Interest expense	193,893	189,653
Professional fees	30,745	29,654
Accounting services	36,913	21,025
Custodian fees	14,370	7,171
Pricing fees	14,183	10,512
Directors’ fees and expenses	8,586	6,821
Transfer agent fees	5,724	4,132
Other	7,808	4,007

Total expenses before reimbursement	823,886	672,785
Reimbursement of expenses	137,503	75,806

Total expenses after reimbursement	961,389	748,591

Investment income-net	4,379,309	3,629,289

Realized & Unrealized Gain (Loss) – Net:
Realized gain (loss) on:
Investments - net	8,250	(496,573)
Financial futures contracts - net	(1,757,491)	(928,752)
Change in unrealized appreciation/depreciation on:
Investments - net	11,069,581	(11,673,803)
Financial futures contracts - net	(374,844)	2,512,072

Total realized and unrealized gain (loss) - net	8,945,496	(10,587,056)

Net Increase (Decrease) in Net Assets Resulting from Operations	$13,324,805	$(6,957,767)

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Three Months Ended
Increase (Decrease) in Net Assets:	August 31, 2004	August 31, 2003
Operations:
Investment income - net	$4,379,309	$3,629,289
Realized loss - net	(1,749,241)	(1,425,325)
Change in unrealized appreciation/depreciation - net	10,694,737	(9,161,731)

Net increase (decrease) in net assets resulting from operations	13,324,805	(6,957,767)

Dividends to Shareholders:
Dividends to shareholders from investment income - net	(4,379,309)	(3,629,306)

Capital Share Transactions:
Net proceeds from sale of shares	14,350,000	31,440,000
Value of shares issued to shareholders in reinvestment of dividends	949,479	339,031

Total issued	15,299,479	31,779,031
Cost of shares redeemed	(4,995,318)	—

Net increase in net assets derived from capital share transactions	10,304,161	31,779,031

Net Assets:
Total increase in net assets	19,249,657	21,191,958
Beginning of period	346,567,200	247,033,880

End of period*	$365,816,857	$268,225,838

* Accumulated distributions in excess of investment income-net	$(1,310,503)	$(1,401,846)

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	August 31, 2004	August 31, 2003
Cash Used for Operating Activities:
Net increase (decrease) in net assets resulting from operations	$13,324,805	$(6,957,767)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
(Decrease) increase in receivables	69,008	(141,323)
Decrease in other assets	—	48,376
Increase in other liabilities	(628,533)	(73,948)
Realized and unrealized loss (gain) on investments-net	(11,077,831)	12,170,376
Amortization of premium and discount	(10,601)	2,939
Proceeds from paydowns and sales of long-term investments	24,731,529	45,799,769
Purchases of long-term investments	(53,414,945)	(86,293,106)

Net cash used for operating activities	(27,006,568)	(35,444,684)

Cash Provided By Financing Activities:
Cash receipts from issuance of common stock	18,835,251	27,200,000
Cash receipts from reverse repurchase agreements-net	16,800,000	19,700,000
Cash payments on capital shares redeemed	(4,995,318)	—
Dividends to shareholders	(3,633,365)	(4,276,470)

Net cash provided by financing activities	27,006,568	42,623,530

Cash:
Net increase in cash	—	7,178,846
Cash at beginning of period	—	1,498,826

Cash at end of period	$—	$8,677,672

Cash Flow Information:
Cash paid for interest	$171,216	$173,098

Non-Cash Financing Activities:
Capital shares issued in reinvestment of dividends to shareholders	$949,479	$339,031

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

FINANCIAL HIGHLIGHTS

The following per share data and ratios have been derived from information provided in the financial statements.

	Three Months Ended				Year Ended
Increase (Decrease) in Net Asset Value:	August 31, 2004 (unaudited)		August 31, 2003 (unaudited)		May 31, 2004	May 31, 2003
Per Share Operating Performance:
Net asset value, beginning of period	$9.62		$10.21		$10.21	$10.19

Investment income-net++	.12		.14		.54	.62
Realized and unrealized gain (loss)-net	.24		(.43)		(.59)	.12

Total from investment operations	.36		(.29)		(.05)	.74

Less dividends from investment income-net	(.12)		(.14)		(.54)	(.72)

Net asset value, end of period	$9.86		$9.78		$9.62	$10.21

Total Investment Return:**
Based on net asset value per share	3.77	% #	(2.80	)% #	(.56)%	7.46%

Ratios to Average Net Assets:+
Expenses, net of reimbursement and excluding interest expense	.87	% *	.88	% *	.87%	.68%

Expenses, excluding interest expense	.71	% *	.76	% *	.78%	.75%

Expenses	1.09	% *	1.18	% *	1.04%	1.04%

Investment income-net	4.95	% *	5.70	% *	5.43%	6.08%

Ratios to Average Net Assets Excluding Borrowings:+
Expenses, net of reimbursement and excluding interest expense	.75	% *	.70	% *	.71%	.57%

Expenses, excluding interest expense	.62	% *	.61	% *	.64%	.64%

Expenses	.94	% *	.94	% *	.85%	.88%

Investment income-net	4.28	% *	4.56	% *	4.44%	5.14%

Supplemental Data:
Net assets, end of period (in thousands)	$365,817		$268,226		$346,567	$247,034

*	Annualized.
**	Total investment returns exclude the effects of sales charges.
#	Aggregate total investment return.
+	Effective June 1, 2003, the six basis point and two basis point expense reimbursement caps described below were replaced with and superceded by a 25 basis point expense reimbursement cap. To the extent that the Fund’s operating expenses (exclusive of management fees and interest expense) in a given fiscal year are less than .25% of the Fund’s monthly average net assets, the Fund will repay the Fund’s investment manager (“Access”) and sub-investment manager (“MLIM”) for operating expenses previously borne or reimbursed by Access and MLIM (provided that in no circumstance will the Fund pay or reimburse more than 25 basis points of the Fund’s monthly average assets for operating expenses and expense reimbursement collectively in any fiscal year). Prior to that time, the Fund’s operating expenses were being recorded by the Fund and the Fund was being reimbursed by Access and MLIM for operating expenses in excess of six basis points. Prior to June 1, 2003, the expense reimbursement cap was six basis points (0.06%). During the fiscal year ended May 31, 2003, the Fund also continued to be charged two basis points (0.02%) of the Fund’s total assets, including assets purchased with borrowed funds, to reimburse Access for unreimbursed expenses relating to the Fund paid by Access prior to March 2001.
++	Based on average shares outstanding. Starting June 1, 2003 the Fund began paying dividends on a monthly basis; previously dividends had been paid on a calendar quarter basis. Due to the transition, the fiscal 2003 dividends include fourteen months of income while fiscal 2004 contained twelve months of income.

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

SCHEDULE OF INVESTMENTS

AUGUST 31, 2004 (UNAUDITED)

	Face Amount	Market Value
MORTGAGE-BACKED SECURITIES (115.9%):
Federal National Mortgage Association (FNMA) (78.6%):

10 Year Fixed Rate Single Family Mortgage-Backed Securities	$2,000,000	$1,976,360
4.62%, 10/1/14

15 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 10/1/18 – 3/1/19	6,433,707	6,477,895
5.00%, 12/1/17 – 2/1/19	9,389,991	9,648,854
5.50%, 3/1/16 – 7/1/19	1,552,442	1,620,069
7.00%, 1/1/15	79,559	84,943

30 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 5/1/33 – 2/1/34(c)	14,112,052	13,700,988
5.00%, 7/1/32 – 7/1/34(c)	105,807,043	105,905,924
5.50%, 9/1/32 – 10/15/34(b)	74,564,789	76,350,992
6.00%, 7/1/29 – 10/15/34(b)	25,515,816	26,620,569
6.50%, 1/1/31 – 11/1/32	23,020,487	24,391,606
7.00%, 6/1/29 – 3/1/31	1,218,667	1,310,182
7.25%, 12/1/29	79,422	85,379
7.50%, 9/1/29 – 1/1/31	1,301,913	1,406,712
8.00%, 2/1/30 – 4/1/30	375,024	409,689

Total Single Family Mortgage-Backed Securities		269,990,162

Multi Family Mortgage-Backed Securities
4.66%, 10/1/13	989,734	1,012,364
4.78%, 5/1/14	498,351	511,442
4.93%, 10/1/12	989,984	1,029,371
5.23%, 4/1/21	1,970,196	1,980,821
5.37%, 11/1/21	5,081,048	5,334,554
5.41%, 2/1/21	1,063,644	1,121,091
5.51%, 11/1/21	768,295	788,655
6.38%, 5/1/11	1,208,265	1,350,261
6.50%, 5/1/17	1,284,723	1,414,413
6.70%, 6/1/19	657,240	736,766
7.13%, 1/1/22	434,336	490,507
7.58%, 5/1/18	612,004	728,711
7.97%, 9/1/17	731,730	891,023

Total Multi Family Mortgage-Backed Securities		17,389,979

Total Federal National Mortgage Association Securities		287,380,141

	Face Amount	Market Value
Federal Home Loan Mortgage Corporation (37.3%):

15 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 1/1/19 – 4/1/19(b)	$2,407,988	$2,425,558
5.00%, 11/1/18 – 1/1/19	2,044,944	2,099,095

30 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 8/1/33 – 9/1/33	3,651,715	3,543,478
5.00%, 6/1/33 – 7/1/34	38,716,327	38,725,672
5.50%, 9/1/29 – 9/15/34 (b)(c)	52,287,042	53,564,029
6.00%, 3/1/31 – 9/15/34 (b)(c)	23,858,465	24,841,694
6.50%, 6/1/29 – 8/1/32	8,591,722	9,114,271
7.00%, 11/1/29 – 4/1/31	1,016,231	1,091,820
7.50%, 12/1/29 – 3/1/30	919,241	995,313

Total Federal Home Loan Mortgage Corporation Single Family Mortgage-Backed Securities		136,400,930

GNMA Pool (1.5%):

30 Year Fixed Rate Single Family Mortgage-Backed Securities
6.00%, 12/15/31	833,220	872,802
6.50%, 4/15/32 – 4/20/32	623,581	662,387
7.00%, 4/15/32	176,985	190,253

Total Single Family Mortgage-Backed Securities		1,725,442

Multi Family Mortgage-Backed Securities
5.13%, 3/15/34	633,563	645,636
5.75%, 9/15/23	751,149	779,493
6.25%, 9/15/32	527,737	583,002
8.25%, 12/15/32	1,464,948	1,673,126

Total Multi Family Mortgage-Backed Securities		3,681,257

Total GNMA Pool Family Mortgage-Backed Securities		5,406,699

Small Business Administration (3.2%)
1.55%, 3/25/29(d)	3,237,855	3,212,156
1.55%, 4/25/28(a)(d)	1,771,095	1,756,919
1.63%, 6/25/18(a)(d)	1,021,018	1,014,739
1.65%, 10/25/10 (d)	799,323	795,303
1.65%, 3/25/14(d)	2,531,954	2,518,680
1.85%, 9/01/28(d)	1,585,699	1,585,699
4.88%, 1/25/09(d)	961,960	1,000,221

Total Small Business Administration Securities		11,883,717

Total Mortgage-Backed Securities		441,071,487

	Face Amount	Market Value
MUNICIPAL BONDS (0.3%):
Guam Power Authority Revenue Bonds, Series A, 5% due 10/01/2024	$140,000	$143,956
Utah Housing Corporation Single Family Mortgage Revenue bonds, 3.48% due 7/1/2014	1,000,000	1,010,780

Total Municipal Bonds		1,154,736

Total investments (cost - $435,819,532) - 120.9%		442,226,223

Liabilities in excess of other assets - (20.9%)		(76,409,366)

Net assets - 100.0%		$365,816,857

(a)	All or a portion held as collateral in connection with open financial futures contracts.
(b)	All or a portion includes a “to-be-announced” (TBA) transaction. The Fund has committed to purchasing securities for which all specific information is not available at this time.
(c)	All or a portion held as collateral in connection with open reverse repurchase agreements.
(d)	Floating rate note.

Pursuant to the financial futures contracts, the Fund agrees to receive from or pay to the broker an amount equal to the daily fluctuation in values of the contract. Such receipts or payments, which are settled the following business day, are known as variation margin and are recorded by the Fund as unrealized gains or losses. Financial futures contracts sold as of August 31, 2004 were as follows:

Number of Contracts	Issue	Expiration Date	Face Value	Unrealized Depreciation
360	U.S. Five-Year Treasury Bonds	December 2004	$39,694,617	$(147,258)
165	U.S. Ten-Year Treasury Bonds	December 2004	$18,474,003	(57,560)

Total Unrealized Depreciation - Net				$(204,818)

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed interim financial statements and financial highlights reflect the results of operations for Access Capital Strategies Community Investment Fund, Inc. (the “Fund”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations and other data for the three months ended August 31, 2004 are not necessarily indicative of the results that may be expected for any other future interim period or the fiscal year ending May 31, 2005. The information in this report should be read in conjunction with the financial statements and accompanying notes included in the May 31, 2004 Annual Report on Form 10-K. The Fund has not changed its accounting and reporting policies from those disclosed in its May 31, 2004 financial statements.

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

This report covers the activity from June 1, 2004 to August 31, 2004.

2. Reclassification

Certain financial statement items have been reclassified in the preceding fiscal year’s condensed interim financial statements to conform with the current interim period’s presentation. These reclassifications had no effect on previously reported net investment income, net increase in net assets resulting from operations, net assets or net asset value.

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

Management believes the Fund was in compliance with the above requirements for the quarter ended August 31, 2004.

Fund Operations

Investment Activity

Purchases

During the quarter ended August 31, 2004, the Fund purchased $56.9 million aggregate amount of new community development securities. During the quarter ended August 31, 2003, the Fund had purchased $67.9 million aggregate amount of new community development securities.

Sales

During the quarter ended August 31, 2004, the Fund sold $24.4 million aggregate amount of securities (including principal paydowns but excluding securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities). During the quarter ended August 31, 2003, the Fund had sold $45.7 million aggregate amount of securities (including principal paydowns but excluding securities sold short in connection with hedging activities in respect of new investments in the Fund and sales of short-term securities).

Borrowings

The Fund is permitted to use leverage in its investment program, subject to certain restrictions set forth in its Private Offering Memorandum and the Investment Company Act of 1940 (the “1940 Act”). For the quarter ended August 31, 2004, the Fund averaged approximately $55.0 million in borrowings at an average rate of approximately 1.4% compared to the quarter ended August 31, 2003 when the Fund averaged approximately $65.1 million in borrowings at an average rate of approximately 1.2%. In each of the above referenced periods, the total proceeds from borrowings were primarily used to support additional investments in the Fund’s Designated Target Regions.

Net Assets and Fund Holdings at August 31, 2004

As of August 31, 2004, the Fund’s Net Asset Value was $365.8 million, or $9.86 per share. At the end of the most recent fiscal year, May 31, 2004, the Fund’s Net Asset Value was $346.6 million, or $9.62 per share.

The $19.2 million, or 5.5%, quarter-to-quarter increase in Net Asset Value from $346.6 million to $365.8 million was primarily attributable to the sale of new shares in the Fund. The $97.6 million, or 36.4%, year-to-year increase in net assets was also primarily attributable to the sale of new shares in the Fund.

The Fund’s primary investments are listed on the Schedule of Investments included with this report.

Investment Income

The Fund had investment income net of all fees and expenses (as discussed below) of $4.4 million for the quarter ended August 31, 2004, an increase of approximately $0.8 million, or 22.2%, from net investment income of $3.6 million for the quarter ended August 31, 2003. The increase is largely due to an increase in the average net assets of the Fund.

Management Fees & Expenses

Access Capital Strategies LLC (“Access”), the Fund’s Manager, is paid an annual management fee, paid monthly, of fifty basis points (0.50%) of the Fund’s average monthly gross assets less accrued liabilities, other than indebtedness for borrowing. Merrill Lynch Investment Managers, L.P. (“MLIM”) receives from Access an annual sub-management fee, paid monthly, of twenty-five basis points (0.25%) of the Fund’s average gross monthly assets less accrued liabilities, other than indebtedness for borrowings.

For the quarter ended August 31, 2004, the management fee paid by the Fund was $511,664. For fiscal quarter ended August 31, 2003, the management fee paid by the Fund was $399,810. The increases were primarily due to increases in the net assets of the Fund.

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

Effective as of June 1, 2003, the six basis point and two basis point expense reimbursement caps referred to above were replaced with and superceded by a 25 basis point expense reimbursement cap. To the extent that the Fund’s operating expenses (exclusive of management fees and interest expense) in a given fiscal year are less than .25% of the Fund’s monthly average net assets, the Fund will repay Access and MLIM for operating expenses previously borne or reimbursed by Access and MLIM (provided that in no circumstance will the Fund pay or reimburse more than 25 basis points of the Fund’s monthly average assets for operating expenses and expense reimbursement collectively in any fiscal year). Total unreimbursed expenses as of August 31, 2004 amount to $151,573, compared to $658,057 a year ago at August 31, 2003. The replacement of the previous expense reimbursement cap and its retroactive impact resulted in a return of previously received expense reimbursements during the three months ended August 31, 2004.

Yield

At the quarter ended August 31, 2004, the SEC current yield was 4.90%, compared to 5.08% for the quarter ended August 31, 2003.

For the quarter ended August 31, 2004, the ratio of net investment income to average net assets was 4.28% compared to 5.70% for the year ago quarter ended August 31, 2003.

Despite rises in short term interest rates during the quarter ended August 31, 2004, rates continue to be generally low by historical standards. The yield curve, while it has begun to flatten, is still quite steep and intermediate rates remain substantially above short term rates. The Fund continues to experience a high level of current income due to the use of leverage.

Realized Gain/Loss

For the quarter ended August 31, 2004, the realized loss was $1,749,241 compared to a realized loss of $1,425,325 for the year ago quarter ended August 31, 2003. The realized losses in the quarter ended August 31, 2004 were primarily due to the Fund’s hedging activities. The Fund experiences a realized gain or loss on its hedges when the positions are closed or when they are rolled from one expiration cycle to the next.

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

The Fund declares and distributes dividends on a monthly basis. The Fund paid total monthly dividend of $0.121087 during the quarter ended August 31, 2004. The dividends were paid as follows:

June 2004	$.040113
July 2004	$.041624
August 2004	$.039350

This compares to total monthly dividends of $0.141204 during the quarter ended August 31, 2003. The dividends were paid as follows:

June 2003	$0.046921
July 2003	$0.048437
August 2003	$0.045846

While the Fund’s dividend was lower than in the year earlier period, it did not decline by nearly the amount of prevailing interest rates. The Fund’s use of leverage during a steep yield curve environment has supported the dividend.

Total Return

For the quarter ended August 31, 2004, the total return based on Net Asset Value was 3.77%, compared to a total return of -2.80% in the comparable period ended August 31, 2003.

The increase in returns during the quarter are attributable to a strong rally during the quarter in intermediate and longer term fixed rate investments that lifted the value of the Fund’s holdings.

Fund Designated Target Regions at August 31, 2004

The Fund’s Designated Target Regions (“DTRs”) are provided by Fund shareholders at the time of investment. At August 31, 2004 DTRs were:

DTRs	AMOUNT
Alabama	$5,000,000
California	60,668,939
Colorado	1,131,958
Connecticut	7,084,919
Florida	1,500,000
Georgia	500,000
Hawaii	146,989
Illinois	2,120,000
Indiana	1,014,984
Iowa	506,056
Louisiana	5,000,000
Maine	107,228
Maryland	650,000
Massachusetts	89,678,797
Nebraska	10,000,000
New York	16,801,809
New Jersey	89,919,950
New Mexico	1,119,441
North Carolina	500,000
Ohio	12,044,381
Oregon	500,000
Pennsylvania	29,750,000
Rhode Island	250,000
South Dakota	5,655,359
Tennessee	600,000
Texas	20,414,970
Utah	4,644,563
Vermont	691,012
Washington	1,000,000
Wisconsin	519,441
TOTAL	$369,520,796

Fund Impact per the Community Reinvestment Act

The Fund invests in securities that support community development economic activity as defined in the CRA.

At August 31, 2004, the Fund’s investments had outstanding loans to 5,071 homebuyers with incomes below 80% of median income from the following states in the following numbers.

Whole Loans

Alabama	35
Arizona	154
California	386
Colorado	32
Connecticut	89
Delaware	20
Florida	124
Georgia	19
Guam	2
Illinois	56
Indiana	5
Iowa	18
Kansas	5
Kentucky	11
Louisiana	18
Maine	1
Maryland	4
Massachusetts	1009
Michigan	5
Mississippi	8
Missouri	7
Montana	2
Nebraska	54
Nevada	74
New Hampshire	60
New Jersey	923
New Mexico	70
New York	197
North Carolina	14
Ohio	47
Oregon	50
Pennsylvania	556
Rhode Island	16
South Carolina	13
South Dakota	129
Tennessee	7
Texas	427
Utah	355
Vermont	14
Virginia	3
Washington	40
Washington, D.C.	5
Wisconsin	7

5,071

Many of the above loans were made under targeted CRA lending initiatives such as Acorn, Mass Housing Partnership, and other individual banks’ tailor made CRA lending programs.

In addition, as of August 31, 2004, the Fund’s investments had outstanding loans to sponsors of 1,579 multi-family, 14 community based non-profit affordable housing rental units, and 63 SBA loans from the following states in the following amounts.

Multi Family Units

Alabama	52
California	359
Delaware	120
Louisiana	230
Mississippi	47
New York	222
South Dakota	48
Texas	294
Utah	207

1,579

Affordable Housing

Sub Total         6,650

Community Based Non-Profit

Rhode Island	14

14

SBA Loans

California	2
Florida	1
Kentucky	1
Maryland	1
Minnesota	2
New York	1
Utah	55

63

Liquidity Discussion

Sale and Redemption of Fund Shares

Fund shares are sold only to qualified investors who complete a Subscription Agreement. All investors in the Fund must provide a Designated Target Region as the desired location for their investment.

During the quarter ended August 31, 2004, new shareholders purchased an additional 1,462,489 shares of the Fund for total proceeds of $14,350,000. In addition, dividend reinvestments resulted in 97,352 additional new shares being issued by the Fund for total proceeds of $949,479. During the year ago quarter ended August 31, 2003, new shareholders purchased an additional 3,191,621 shares of the Fund for total proceeds of $31,440,000, and dividend reimbursements resulted in 34,321 additional new shares being issued by the Fund for total proceeds of $339,031.

As discussed in the Private Offering Memorandum, the Fund allows shareholders to redeem their shares in accordance with Rule 23c-3 of the 1940 Act.

During the quarter ended August 31, 2004, one shareholder opted to redeem a total of 508,170 Fund shares for total proceeds of $4,995,318. There were no redemptions in the year ago quarter period ended August 31, 2003.

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

Most of the Fund’s holdings are in mortgage-backed securities (MBS) that are comprised of pooled mortgages to low and moderate income homebuyers. These homebuyers generally have the right to prepay or refinance their mortgages at anytime making prepayment risk an important component of the market risk for the portfolio. While prepayments can occur for a variety of reasons (e.g., selling a home, death, default) they are most often associated with a consumer refinancing a mortgage to take advantage of lower interest rates. There is, therefore, a structural asymmetry, also known as negative convexity, in the MBS market as lower rates will raise the value of most fixed rate payment streams, but may cause wide scale prepayments for fixed rate MBS due to mortgage refinancing.

An industry standard method for evaluating interest rate risk in a portfolio is to run a scenario analysis that calls for an instantaneous increase or decrease in interest rates across the board. While the scenario is a highly unlikely one, it does produce a widely used measurement for a portfolio’s interest rate convexity and negative convexity.

At August 31, 2004 an instant rate increase of 100 basis points (1.0%) would have caused the Fund’s portfolio to decline in value by -5.2%. An instant rate decrease of 100 basis points (-1.0%) would have caused the Fund’s portfolio to increase in value by +2.8%.

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

A summary of the Fund’s portfolio holdings as of August 31, 2004 is contained in Item 1 of this report.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports

The following Exhibits are filed as part of this Report:

(a)	(1)		N/A
	(2)		None
	(3)	(i)	Articles of Incorporation are incorporated by reference to the Fund’s
Form 10-Q for the period ended August 31, 1998.
		(ii)	By-Laws are incorporated by reference to the Fund’s Form 10-Q for the period ended August 31, 1998.
	(4)		N/A
	(5)		N/A
	(8)		N/A
	(9)		None
	(10)	(i)	Private Offering Memorandum dated February 18, 1998, revised as June 1, 2003, is incorporated by reference to the Fund’s Form 10-K filed on August 29, 2003.
		(iii)(A)	Management Agreement is incorporated by reference to the Fund’s Form 10-Q for the period ended August 31, 1998.
		(B)	Amendment to the Management Agreement dated as of May 23, 2003 is incorporated by reference to the Fund’s Form 10-K filed on August 29, 2003
	(11)		N/A
	(12)		N/A
	(13)		N/A
	(15)		N/A
	(16)		None
	(17)		N/A
	(18)		N/A
	(19)		N/A
	(20)		N/A
	(21)		None
	(22)		N/A
	(23)		N/A
	(24)		Powers of Attorney incorporated by reference to the Fund’s Form 10-K for the fiscal year ended May 31, 2002 filed on August 29, 2002.
	(25)		N/A

(26)	N/A
(27)	Reserved
(28)	Reserved
(29)	Reserved
(30)	Reserved
(31)	Certifications required by the Sarbanes-Oxley Act of 2002
(32)	Certification of Periodic Report

(b)	Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access Capital Strategies Community Investment Fund, Inc.

Date: October 8, 2004	/S/ Ronald A. Homer*
Ronald A. Homer, Chairman

Date: October 8, 2004	/S/ Kevin J. Mulvaney*
Kevin J. Mulvaney, Director

Date: October 8, 2004	/S/ Peter Blampied*
Peter Blampied, Director

Date: October 8, 2004	/S/ M. Colyer Crum*
M. Colyer Crum, Director

Date: October 8, 2004	/S/ Terry K. Glenn*
Terry K. Glenn, Director

Date: October 8, 2004	/S/ Stephen B. Swensrud*
Stephen B. Swensrud, Director

Date: October 8, 2004	/S/ David F. Sand*
David F. Sand, Chief Executive Officer,
Principal Accounting Officer, Principal Financial Officer

* By:	/s/ Martin E. Lybecker
Martin E. Lybecker
Attorney-in-fact