Form 10-Q
period 2004-11-30
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2005-01-07
CIK 1040241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2004

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

The registrant had 119 shareholders and 38,421,302 shares of common stock outstanding as of November 30, 2004.

Access Capital Strategies Community Investment Fund, Inc.

November 30, 2004 Form 10-Q Quarterly Report

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Statements of Assets and Liabilities November 30, 2004 (unaudited), May 31, 2004, and November 30, 2003 (unaudited)	3

	Condensed Statements of Operations (unaudited) Three months ended November 30, 2004 and 2003; and Six months ended November 30, 2004 and 2003	4

	Condensed Statements of Changes in Net Assets (unaudited) Three months ended November 30, 2004 and 2003; and Six months ended November 30, 2004 and 2003	5

	Condensed Statements of Cash Flows (unaudited) Six months ended November 30, 2004 and 2003	6

	Financial Highlights (unaudited) Three months ended November 30, 2004 and 2003; and Six months ended November 30, 2004 and 2003	7

	Schedule of Investments November 30, 2004 (unaudited)	8

	Notes to Condensed Financial Statements (unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION		22

Item 1.	Legal Proceedings	22

Item 2.	Changes in Securities	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits and Reports	22

Signatures		23

Access Capital Strategies Community Investment Fund, Inc.

PART I — FINANCIAL INFORMATION

Item 1:

Condensed Financial Statements

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	CONDENSED STATEMENTS OF ASSETS AND LIABILITIES
	November 30, 2004 (unaudited)	May 31, 2004	November 30, 2003 (unaudited)
Assets:
Investments in unaffiliated securities, at value*	$454,229,930	$398,567,401	$365,254,153
Cash	866,225	—	6,897,028
Receivables:
Capital shares sold	7,000,000	14,785,251	8,018,000
Interest	2,020,380	1,776,197	1,669,140
Securities sold	2,871,343	—	—
Principal paydowns	280,972	370,198	52,828
Variation margin	—	191,468	376,873
Prepaid expenses and other assets	119,402	270	154,315

Total assets	467,388,252	415,690,785	382,422,337

Liabilities:
Payables:
Reverse repurchase agreements (including accrued interest of $64,467, $17,180 and $28,424, respectively)	81,364,467	51,117,180	85,528,424
Securities purchased	8,000,432	15,485,800	9,685,900
Dividends to shareholders	1,178,406	1,310,503	1,197,924
Custodian bank	—	956,797
Investment advisor	238,688	177,414	158,781
Variation margin	31,039	—	—
Other affiliates	8,127	2,565	12,327
Accrued expenses and other liabilities	31,197	73,326	—

Total liabilities	90,852,356	69,123,585	96,583,356

Net Assets:
Net Assets	$376,535,896	$346,567,200	$285,838,981

Net Assets Consist of:
Paid-in capital	$383,138,336	$359,732,222	$291,532,828

Accumulated distributions in excess of investment income - net	(1,306,395)	(1,310,503)	(1,401,841)
Accumulated realized capital loss - net	(8,988,233)	(7,361,655)	(5,567,135)
Unrealized appreciation (depreciation) - net	3,692,188	(4,492,864)	1,275,129

Total accumulated loss - net	(6,602,440)	(13,165,022)	(5,693,847)

Net Assets	$376,535,896	$346,567,200	$285,838,981

Net Asset Value Per Share	$9.80	$9.62	$9.83

* Identified cost	$450,663,100	$403,230,291	$363,454,659
Shares issued and outstanding, $.0000001 par value, 100,000,000 shares authorized	38,421,302	36,035,590	29,087,879

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003
Investment Income:

Interest	$5,625,050	$4,652,512	$10,965,748	$9,030,392

Expenses:
Management fees	544,965	429,171	1,056,629	828,981
Interest expense	324,410	189,822	518,303	379,475
Professional fees	41,981	49,629	72,726	79,283
Accounting services	24,769	24,656	61,682	45,681
Pricing fees	10,072	12,893	24,255	23,405
Custodian fees	10,506	9,311	24,876	16,482
Director’s fees and expenses	5,360	6,599	13,946	13,420
Transfer agent fees	3,573	4,539	9,297	8,671
Other	5,164	4,296	12,972	8,303

Total expenses before reimbursement	970,800	730,916	1,794,686	1,403,701
Reimbursement of expenses	171,059	60,729	308,562	136,535

Total expenses after reimbursement	1,141,859	791,645	2,103,248	1,540,236

Investment income - net	4,483,191	3,860,867	8,862,500	7,490,156

Realized & Unrealized Gain (Loss) - Net:
Realized gain (loss) on:
Investments - net	90,066	256,638	98,316	(239,935)
Financial futures contracts - net	32,597	1,093,005	(1,724,894)	164,253
Change in unrealized appreciation (depreciation) on: Investments - net	(2,839,861)	(410,948)	8,229,720	(9,572,679)
Financial futures contracts - net	330,176	—	(44,668)	—

Total realized and unrealized gain (loss) - net	(2,387,022)	938,695	6,558,474	(9,648,361)

Net Increase (Decrease) in Net Assets Resulting from Operations	$2,096,169	$4,799,562	$15,420,974	$(2,158,205)

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Three Months Ended		Six Months Ended
Increase (Decrease) in Net Assets:	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003
Operations:
Investment income-net	$4,483,191	$3,860,867	$8,862,500	$7,490,156
Realized gain (loss) - net	122,663	1,349,643	(1,626,578)	(75,682)
Change in unrealized appreciation/depreciation - net	(2,509,685)	(410,948)	8,185,052	(9,572,679)

Net increase (decrease) in net assets resulting from operations	2,096,169	4,799,562	15,420,974	(2,158,205)

Dividends to Shareholders:
Dividends to shareholders from investment income-net	(4,479,083)	(3,860,862)	(8,858,392)	(7,490,168)

Capital Share Transactions:
Proceeds from sale of shares	12,125,000	28,468,000	26,475,000	59,908,000
Value of shares issued to shareholders in reinvestment of dividends	976,953	430,595	1,926,432	769,626

Total issued	13,101,953	28,898,595	28,401,432	60,677,626
Cost of shares redeemed	—	(12,224,152)	(4,995,318)	(12,224,152)

Net increase in net assets derived from capital share transactions	13,101,953	16,674,443	23,406,114	48,453,474

Net Assets:
Total increase in net assets	10,719,039	17,613,143	29,968,696	38,805,101
Beginning of period	365,816,857	268,225,838	346,567,200	247,033,880

End of period*	$376,535,896	$285,838,981	$376,535,896	$285,838,981

* Accumulated distributions in excess of investment income - net	$(1,306,395)	$(1,401,841)	$(1,306,395)	$(1,401,841)

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	November 30, 2004	November 30, 2003
Cash Used For Operating Activities:
Net increase (decrease) in net assets resulting from operations	$15,420,974	$(2,158,205)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used for operating activities:
Increase in receivables	(52,715)	(532,931)
Increase in other assets	(119,132)	(105,106)
Increase in other liabilities	(853,764)	(85,279)
Realized and unrealized loss (gain) - net	(8,328,036)	10,081,095
Amortization of premium and discount	(5,201)	3,173
Proceeds from paydowns and sales of long-term investments	59,886,314	94,686,487
Purchases of long-term investments	(117,483,091)	(167,081,187)

Net cash used for operating activities	(51,534,651)	(65,191,953)

Cash Provided By Financing Activities:
Cash receipts from issuance of common stock	34,260,251	51,990,000
Cash receipts from reverse repurchase agreements - net	30,200,000	38,500,000
Cash payments on capital shares redeemed - net	(4,995,318)	(12,224,152)
Dividends to shareholders	(7,064,057)	(7,675,693)

Net cash provided by financing activities	52,400,876	70,590,155

Cash:
Net increase in cash	866,225	5,398,202
Cash at beginning of period	—	1,498,826

Cash at end of period	$866,225	$6,897,028

Cash Flow Information:
Cash paid for interest	$471,016	$369,922

Non-Cash Financing Activities:
Capital shares issued in reinvestment of dividends paid to shareholders	$1,926,432	$769,626

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

FINANCIAL HIGHLIGHTS (UNAUDITED)

The following per share data and ratios have been derived from information provided in the financial statements.

	Three Months Ended				Six Months Ended
Increase (Decrease) in Net Asset Value:	November 30, 2004		November 30, 2003		November 30, 2004		November 30, 2003
Per Share Operating Performance:
Net asset value, beginning of period	$9.86		$9.78		$9.62		$10.21

Investment income-net+	.12		.14		.24		.28
Realized and unrealized gain (loss) - net	(.06)		.05		.18		(.38)

Total from investment operations	.06		.19		.42		(.10)

Less dividends from investment income - net	(.12)		(.14)		(.24)		(.28)

Net asset value, end of period	$9.80		$9.83		$9.80		$9.83

Total Investment Return:**
Based on net asset value per share	0.61	%#	1.83	%#	4.40	%#	(1.02	)%#

Ratios to Average Net Assets:
Expenses, net of reimbursement and excluding interest expense	.89	%*	.87	%*	.88	%*	.87	%*

Expenses, excluding interest expense	.70	%*	.78	%*	.71	%*	.77	%*

Expenses	1.06	%*	1.06	%*	1.00	%*	1.06	%*

Investment income - net	4.88	%*	5.59	%*	4.92	%*	5.64	%*

Ratios to Average Net Assets, Excluding Borrowings:
Expenses, net of reimbursement and excluding interest expense	.75	%*	.71	%*	.75	%*	.70	%*

Expenses, excluding interest expense	.59	%*	.64	%*	.60	%*	.62	%*

Expenses	.89	%*	.86	%*	.85	%*	.85	%*

Investment income - net	4.11	%*	4.54	%*	4.19	%*	4.55	%*

Supplemental Data:
Net assets, end of period (in thousands)	$376,536		$285,839		$376,536		$285,839

*	Annualized.
**	Total investment returns exclude the effects of sales charges.
#	Aggregate total investment return.
+	Based on average shares outstanding. Starting June 1, 2003, the Fund began paying dividends on a monthly basis; previously dividends had been paid on a calendar quarter basis. Due to the transition, the fiscal 2003 dividends include fourteen months of income while fiscal 2004 contained twelve months of income.

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

SCHEDULE OF INVESTMENTS

NOVEMBER 30, 2004 (UNAUDITED)

	Face Amount	Market Value
MORTGAGE-BACKED SECURITIES (120.1%):
Federal National Mortgage Association (FNMA)(76.7%):

15 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 10/1/18 - 12/15/19(b)	$7,342,692	$7,345,671
5.00%, 12/1/17 - 2/1/19	8,852,719	9,037,784
5.50%, 3/1/16 - 7/1/19	1,531,027	1,590,624
7.00%, 1/1/15	78,265	83,509

30 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 5/1/33 - 2/1/34(c)	13,202,724	12,796,334
5.00%, 7/1/32 - 11/1/34(c)	99,316,463	98,820,977
5.50%, 9/1/32 - 12/15/34(b)	86,750,364	88,403,937
6.00%, 11/1/31 - 9/1/34	27,114,202	28,173,559
6.50%, 3/1/31 - 8/1/34	21,361,238	22,560,407
7.00%, 6/1/29 - 3/1/31	1,008,649	1,077,197
7.25%, 12/1/29	79,170	84,942
7.50%, 12/1/29 - 1/1/31	1,156,293	1,246,657
8.00%, 2/1/30 - 4/1/30	373,435	407,698

Total Single Family Mortgage-Backed Securities		271,629,296

Multi Family Mortgage-Backed Securities
4.66%, 10/1/13	986,636	992,174
4.78%, 5/1/14	496,678	500,997
4.93%, 10/1/12	986,552	1,008,587
5.23%, 4/1/21	1,964,496	1,938,351
5.37%, 11/1/21	5,065,594	5,221,348
5.41%, 2/1/21	1,060,745	1,097,770
5.51%, 11/1/21	766,325	776,502
6.38%, 5/1/11	1,204,622	1,323,457
6.50%, 5/1/17	1,279,376	1,380,830
6.70%, 6/1/19	655,625	720,923
7.13%, 1/1/22	431,424	478,929
7.58%, 5/1/18	610,372	714,670
7.97%, 9/1/17	728,359	871,053

Total Multi Family Mortgage-Backed Securities		17,025,591

Total Federal National Mortgage Association Securities		288,654,887

Federal Home Loan Mortgage Corporation (37.7%):

15 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 1/1/19 - 11/1/19	2,978,031	2,979,465
5%, 11/1/18 - 12/15/19(b)	3,870,798	3,946,698
5.50%, 9/1/19 - 12/15/19(b)	1,707,933	1,772,417

	Face Amount	Market Value
30 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 8/1/33 - 9/1/33	$3,377,144	$3,271,757
5.00%, 6/1/33 - 12/15/34(b)	33,244,392	33,103,553
5.50%, 9/1/29 - 12/15/34(b)	63,924,911	65,170,761
6.00%, 3/1/31 - 9/1/34	21,330,407	22,144,865
6.50%, 6/1/29 - 8/1/32	7,398,327	7,805,719
7.00%, 11/1/29 - 4/1/31	988,100	1,054,715
7.50%, 12/1/29 - 3/1/30	836,830	902,499

Total Federal Home Loan Mortgage Corporation Single Family Mortgage-Backed Securities		142,152,449

GNMA Pool (1.4%):

30 Year Fixed Rate Single Family Mortgage-Backed Securities
6.00%, 12/15/31	830,164	864,900
6.50%, 4/15/32 - 4/20/32	522,571	553,837
7.00%, 4/15/32	176,453	188,768

Total Single Family Mortgage-Backed Securities		1,607,505

Multi Family Mortgage-Backed Securities
5.13%, 3/15/34	631,462	632,914
5.75%, 9/15/23	745,987	763,452
6.25%, 9/15/32	526,144	570,317
8.25%, 12/15/32	1,450,534	1,624,469

Total Multi Family Mortgage-Backed Securities		3,591,152

Total GNMA Pool Multi Family Mortgage-Backed Securities		5,198,657

Community Reinvestment Revenue Notes (0.8%)
4.21%, 9/01/19	3,000,000	3,000,000

Total Community Reinvestment Revenue Notes		3,000,000

Small Business Administration (3.5%)
1.55%, 3/25/29(d)	3,202,258	3,173,875
1.55%, 4/25/28(a)(d)	1,705,703	1,735,012
1.63%, 6/25/18(a)(d)	874,919	868,785
1.65%, 10/25/10(d)	758,315	753,873
1.65%, 3/25/14(d)	2,450,917	2,435,884
2.10%, 9/01/28(d)	1,576,663	1,576,663
2.35%, 9/25/09(d)	2,032,154	2,032,154
4.88%, 1/25/09(d)	755,211	783,256

Total Small Business Administration Securities		13,359,502

Total Mortgage-Backed Securities		452,365,495

MUNICIPAL BONDS (0.5%):

Guam Power Authority Revenue Bonds, Series A, 5% due 10/01/2024	140,000	144,050
Utah Housing Corporation Single Family Mortgage Revenue Bonds, 3.36% due 7/1/2014	750,000	726,045
Utah Housing Corporation Single Family Mortgage Revenue Bonds, 3.48% due 7/1/2014	1,000,000	994,340

Total Municipal Bonds		1,864,435

Total investments (cost - $450,663,100) - 120.6%		454,229,930

Liabilities in excess of other assets - (20.6%)		(77,694,034)

Net assets - 100.0%		$376,535,896

(a)	All or a portion held as collateral in connection with open financial futures contracts.
(b)	Represents or includes a “to-be-announced” (TBA) transaction. The Fund has committed to purchasing securities for which all specific information is not available at this time.
(c)	All or a portion held as collateral in connection with open reverse repurchase agreements.
(d)	Floating rate note.

Pursuant to the financial futures contracts, the Fund agrees to receive from or pay to the broker an amount equal to the daily fluctuation in values of the contract. Such receipts or payments, which are settled the following business day, are known as variation margin and are recorded by the Fund as unrealized gains or losses. Financial futures contracts sold as of November 30, 2004 were as follows:

Number of Contracts	Issue	Expiration Date	Face Value	Unrealized Appreciation (Depreciation)
33	U.S. Five-Year Treasury Bonds	March 2005	$3,589,869	$(1,459)
247	U.S. Five-Year Treasury Bonds	December 2004	$27,240,387	139,856
225	U.S. Ten-Year Treasury Bonds	March 2005	$24,905,711	(13,039)

Total Unrealized Appreciation - Net				$125,358

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed interim financial statements and financial highlights reflect the results of operations for Access Capital Strategies Community Investment Fund, Inc. (the “Fund”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations and other data for the six months and quarter ended November 30, 2004 are not necessarily indicative of the results that may be expected for any other future interim period or the fiscal year ending May 31, 2005. The information in this report should be read in conjunction with the financial statements and accompanying notes included in the May 31, 2004 Annual Report on Form 10-K. The Fund has not changed its accounting and reporting policies from those disclosed in its May 31, 2004 financial statements.

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

This report covers the activity from June 1, 2004 to November 30, 2004.

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

Management believes the Fund was in compliance with the above requirements for the quarter ended November 30, 2004.

Fund Operations

Investment Activity

Purchases

During the quarter ended November 30, 2004, the Fund purchased $53.1 million aggregate amount of new community development securities. During the quarter ended November 30, 2003, the Fund had purchased $89.7 million aggregate amount of new community development securities.

During the six months ended November 30, 2004, the Fund purchased $110.0 million aggregate amount of new community development securities. During the six months ended November 30, 2003, the Fund had purchased $153.4 million aggregate amount of new community development securities.

Sales

During the quarter ended November 30, 2004, the Fund sold $38.3 million aggregate amount of securities (including principal paydowns). During the quarter ended November 30, 2003, the Fund had sold $48.9 million aggregate amount of securities (including principal paydowns).

During the six months ended November 30, 2004, the Fund sold $62.7 million aggregate amount of securities (including principal paydowns). During the six months ended November 30, 2003, the Fund had sold $94.7 million aggregate amount of securities (including principal paydowns).

Borrowings

The Fund is permitted to use leverage in its investment program, subject to certain restrictions set forth in its Private Offering Memorandum and the Investment Company Act of 1940 (the “1940 Act”).

For the quarter ended November 30, 2004, the Fund averaged approximately $69.0 million in borrowings at an average rate of approximately 1.86% compared to the quarter ended November 30, 2003 when the Fund averaged approximately $67.7 million in borrowings at an average rate of approximately 1.14%.

For the six month period ended November 30, 2004, the Fund averaged approximately $62.0 million in borrowings at an average rate of approximately 1.65% compared to the six month period ended November 30, 2003 when the Fund averaged approximately $64.4 million in borrowings at an average rate of approximately 1.15%.

In each of the above referenced periods, the total proceeds from borrowings were primarily used to support additional investments in the Fund’s Designated Target Regions.

Net Assets and Fund Holdings at November 30, 2004

At November 30, 2004, the Fund’s Net Asset Value was $376.5 million, or $9.80 per share. At the end of the prior fiscal quarter, August 31, 2004, the Fund’s Net Asset Value was $365.8 million, or $9.86 per share. At the end of the most recent fiscal year, May 31, 2004, the Net Asset Value was $346.6 million, or $9.62 per share. A year ago at November 30, 2003, the Fund’s Net Asset Value was $285.8 million, or $9.83 per share.

The $10.7 million, or 2.9%, quarter-to-quarter increase in net assets from $365.8 million to $376.5 million was primarily attributable to the sale of new shares in the Fund. The $90.7 million, or 31.7%, year-to-year increase in net assets was also primarily attributable to the sale of new shares in the Fund.

The Fund’s primary investments are listed on the Schedule of Investments included with this report.

Investment Income

The Fund had investment income net of all fees and expenses (as discussed below) of $4.5 million for the quarter ended November 30, 2004, an increase of approximately $0.1 million, or 2.3%, from net investment income of $4.4 million for the prior fiscal quarter, which ended August 31, 2004, and an increase of approximately $0.6 million, or 15.4%, from net investment income of $3.9 million for the fiscal quarter ended November 30, 2003. The increases were each largely due to an increase in the average net assets of the Fund.

The Fund had investment income net of all fees and expenses (as discussed below) of $8.9 million for the six month period ended November 30, 2004, an increase of approximately $1.4 million, or 18.7% from net investment income of $7.5 million for the six month period ended November 30, 2003. The increase is largely due to an increase in average net assets of the Fund.

Management Fees & Expenses

Access Capital Strategies LLC (“Access”), the Fund’s Manager, is paid an annual management fee, paid monthly, of fifty basis points (.50%) of the Fund’s average monthly gross assets less accrued liabilities, other than indebtedness for borrowing. Merrill Lynch Investment Managers, L.P. (“MLIM”) receives from Access an annual sub-management fee, paid monthly, of twenty-five basis points (.25%) of the Fund’s average gross monthly assets less accrued liabilities, other than indebtedness for borrowings.

For the quarter ended November 30, 2004, the management fee paid by the Fund was $544,965. For the prior quarter ended August 31, 2004, the management fee paid by the Fund was $511,664. For the year ago fiscal quarter and six month period ended November 30, 2003, the management fee paid by the Fund was $429,171 and $828,981, respectively. The increases were primarily due to increases in the net assets of the Fund.

The Fund’s private offering memorandum provides for reimbursement of expenses relating to the Fund paid by Access and MLIM. Total unreimbursed expenses as of November 30, 2004 amount to $174,812 compared to $597,328 a year ago at November 30, 2003.

Yield

At the quarter ended November 30, 2004, the SEC current yield was 4.73%, compared to 4.90% for the quarter ended August 31, 2004 and 5.61% for the year ago quarter ended November 30, 2003.

For the quarter ended November 30, 2004, the ratio of net investment income to average net assets was 4.11% compared to 4.28% for the prior quarter, which ended August 31, 2004, and 5.59% for the quarter ended November 30, 2003.

Realized Gain/Loss

For the quarter ended November 30, 2004, the realized gain was $122,663, compared to a realized loss of $1,749,241 for the prior quarter, which ended August 31, 2004, and a realized loss of $1,349,643 for the quarter ended November 30, 2003. The realized losses were primarily due to the Fund’s hedging activities as the Fund experiences a realized gain or loss on its hedges when the positions are closed or when they are rolled from one expiration cycle to the next.

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

The Fund declares and distributes dividends on a monthly basis. The Fund paid total monthly dividends of $.119745 during the quarter ended November 30, 2004. The dividends were paid as follows:

September 2004	$.040395
October 2004	$.039403
November 2004	$.039947

During the previous quarter ended August 31, 2004, the Fund paid total monthly dividends of $.121087. A year ago, during the quarter ended November 30, 2003, the Fund paid total monthly dividends of $.137550. The slightly lower dividend in the current period is attributable to the U.S. Federal Reserve raising short term interest rates by twenty-five basis points in September and November. An increase in short term rates elevates the Fund’s cost for borrowings and lowers the net interest income available for dividends.

Total Return

For the quarter ended November 30, 2004, the total return was 0.61%, compared to a total return of 3.77% in the quarter ended August 31, 2004 and a total return of 1.83% in the comparable quarter ended November 30, 2003.

For the six month period ended November 30, 2004 the total return was 4.4%. For the six month period ended November 30, 2003, the total return was -1.0%.

The lower total return during the quarter ended November 30, 2004 is attributable to pricing pressure on fixed income assets during a time of interest rate increases.

Fund Designated Target Regions at November 30, 2004

The Fund’s Designated Target Regions (“DTRs”) are provided by Fund shareholders at the time of investment. At November 30, 2004 DTRs were:

DTRs	AMOUNT
Alabama	$5,000,000
California	60,668,939
Colorado	1,145,660
Connecticut	7,084,919
Florida	1,500,000
Georgia	500,000
Hawaii	148,786
Illinois	3,632,476
Indiana	1,027,479
Iowa	512,282
Louisiana	5,000,000
Maine	108,477
Maryland	650,000
Massachusetts	90,062,013
Nebraska	10,000,000
New York	16,864,824
New Jersey	95,232,959
New Mexico	1,125,571
North Carolina	500,000
Ohio	12,050,747
Oregon	500,000
Pennsylvania	33,754,054
Rhode Island	250,000
South Dakota	5,655,359
Tennessee	600,000
Texas	21,002,587
Utah	4,682,430
Vermont	1,325,745
Washington	1,500,000
Wisconsin	525,571

TOTAL	$382,610,878

*	All investors are listed by headquarters location

Fund Impact per the Community Reinvestment Act

The Fund invests in securities that support community development economic activity as defined in the CRA.

At November 30, 2004, the Fund’s investments had outstanding loans to 5,337 homebuyers with incomes below 80% of median income from the following states in the following numbers.

Whole Loans

Alabama	37
Arizona	159
California	404
Colorado	32
Connecticut	107
Delaware	26
Florida	130
Georgia	18
Guam	2
Illinois	74
Indiana	5
Iowa	18
Kansas	5
Kentucky	10
Louisiana	19
Maine	2
Maryland	4
Massachusetts	1,061
Michigan	7
Mississippi	8
Missouri	5
Montana	2
Nebraska	56
Nevada	48
New Hampshire	60
New Jersey	1,004
New Mexico	70
New York	219
North Carolina	17
Ohio	50
Oregon	53
Pennsylvania	594
Rhode Island	15
South Carolina	14
South Dakota	110
Tennessee	8
Texas	438

Utah	369
Vermont	14
Virginia	3
Washington	47
Washington, D.C.	3
Wisconsin	10

5,337

Many of the above loans were made under targeted CRA lending initiatives such as Acorn, Mass Housing Partnership and other individual banks tailor made CRA lending programs.

In addition as of November 30, 2004, the Fund’s investments had outstanding loans to sponsors of 1,380 multi-family, 14 community based non-profit affordable housing rental units and 76 SBA loans from the following states in the following amounts.

Multi-Family Units

Alabama	52
California	160
Delaware	120
Louisiana	230
Mississippi	47
New York	222
South Dakota	48
Texas	294
Utah	207

1,380

Affordable Housing

Sub Total 6,717

Community Based Non-Profit
Rhode Island	14

14

SBA Loans

CA	2
FL	1
KY	1
MA	7
MD	1
MN	2
NJ	6
NY	1
UT	55

76

Liquidity Discussion

Sale and Redemption of Fund Shares

Fund shares are sold only to qualified investors who complete a Subscription Agreement. All investors in the Fund must provide a Designated Target Region as the desired location for their investment.

During the quarter ended November 30, 2004, new shareholders purchased an additional 1,234,722 shares of the Fund for total proceeds of $12,125,000. In addition, dividend reinvestments resulted in 99,320 additional new shares being issued by the Fund for total proceeds of $976,953. During the year ago quarter ended November 30, 2003, new shareholders purchased an additional 2,869,988 shares of the Fund for total proceeds of $28,468,000, and dividend reimbursements resulted in 43,605 additional new shares being issued by the Fund for total proceeds of $430,595.

During the six months ended November 30, 2004, new shareholders purchased an additional 2,697,211 shares of the Fund for total proceeds of $26,475,000. In addition, dividend reinvestments resulted in 196,672 additional new shares being issued by the

Fund for total proceeds of $1,926,432. During the year ago six months ended November 30, 2003, new shareholders purchased an additional 6,061,610 shares of the Fund for total proceeds of $59,908,000 and dividend reimbursements resulted in 77,926 additional new shares being issued by the Fund for total proceeds of $769,626.

As discussed in the Private Offering Memorandum, the Fund allows shareholders to redeem their shares in accordance with Rule 23c-3 of the 1940 Act.

During the quarter ended November 30, 2004, there were no redemptions. During the year ago quarter November 30, 2003, 1,247,362 shares of the Fund were redeemed for $12,224,152

During the six months ended November 30, 2004, 508,171 shares of the Fund were redeemed for $4,995,318. During the year ago six months November 30, 2003, 1,247,363 shares of the Fund were redeemed for $12,224,152.

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

At November 30, 2004 an instant rate increase of 100 basis points (1.0%) would have caused the Fund’s portfolio to decline in value by -4.9%. An instant rate decrease of 100 basis points (-1.0%) would have caused the Fund’s portfolio to increase in value by +2.8%. At the previous quarter end, August 31, 2004, a 1% rate increase would have produced a -5.2% decrease in value and a 1% rate decrease would have produced a +2.8% increase in value.

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

A summary of the Fund’s portfolio holdings as of November 30, 2004 is contained in Item 1 of this report.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports

The following Exhibits are filed as part of this Report:

(a)	(1)		N/A

	(2)		None

	(3)	(i)	Articles of Incorporation are incorporated by reference to the Fund’s Form 10-Q for the period ended August 31, 1998.

		(ii)	By-Laws are incorporated by reference to the Fund’s Form 10-Q for the period ended August 31, 1998.

	(4)		N/A

	(5)		N/A

	(8)		N/A

	(9)		None

	(10)	(i)	Private Offering Memorandum dated February 18, 1998, revised as June 1, 2003, is incorporated by reference to the Fund’s Form 10-K filed on August 29, 2004.

		(iii)(A)	Management Agreement is incorporated by reference to the Fund’s Form 10-Q for the period ended August 31, 1998.

		(B)	Amendment to the Management Agreement dated as of May 23, 2003 is incorporated by reference to the Fund’s Form 10-K filed on August 29, 2004.

	(11)		N/A

	(12)		N/A

	(13)		N/A

	(15)		N/A

	(16)		None

	(17)		N/A

	(18)		N/A

	(19)		N/A

	(20)		N/A

	(21)		None

	(22)		N/A

	(23)		N/A

	(24)		Powers of Attorney incorporated by reference to the Fund’s Form 10-K for the fiscal year ended May 31, 2002 filed on August 29, 2002.

	(25)		N/A
	(26)		N/A

	(27)		Reserved

	(28)		Reserved

	(29)		Reserved

	(30)		Reserved

	(31)		Certifications required by the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access Capital Strategies Community Investment Fund, Inc.

Date: January 8, 2005	/S/ Ronald A. Homer*
Ronald A. Homer, Chairman

Date: January 8, 2005	/S/ Kevin J. Mulvaney*
Kevin J. Mulvaney, Director

Date: January 8, 2005	/S/ Peter Blampied*
Peter Blampied, Director

Date: January 8, 2005	/S/ M. Colyer Crum*
M. Colyer Crum, Director

Date: January 8, 2005	/S/ Terry K. Glenn*
Terry K. Glenn, Director

Date: January 8, 2005	/S/ Stephen B. Swensrud*
Stephen B. Swensrud, Director

Date: January 8, 2005	/S/ David F. Sand*
David F. Sand, Chief Executive Officer,
Principal Accounting Officer, Principal Financial Officer

* By:	/s/ Martin E. Lybecker
Martin E. Lybecker
Attorney-in-fact