Form 10-Q
period 2005-02-28
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2005-04-08
CIK 1040241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2005

Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 817–00807

Access Capital Strategies Community Investment Fund, Inc.

(Exact name of registrant as specified in its charter)

Maryland	04–3369393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

124 Mt. Auburn Street, Suite 200N	Cambridge, MA 02138
(Address of principal executive offices)	(Zip Code)

617–576–5858

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126–2 of the Exchange Act):     Yes  ☒    No  ☐

The registrant had 122 shareholders and 38,951,974 shares of common stock outstanding as of February 28, 2005.

Access Capital Strategies Community Investment Fund, Inc.

February 28, 2005 Form 10–Q Quarterly Report

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Statements of Assets and Liabilities February 28, 2005 (unaudited), May 31, 2004, and February 29, 2004 (unaudited)	3

	Condensed Statements of Operations (unaudited) Three months ended February 28, 2005 and February 29, 2004; and Nine months ended February 28, 2005 and February 29, 2004	4

	Condensed Statements of Changes in Net Assets (unaudited) Three months ended February 28, 2005 and February 29, 2004; and Nine months ended February 28, 2005 and February 29, 2004	5

	Condensed Statements of Cash Flows (unaudited) Nine months ended February 28, 2005 and February 29, 2004	6

	Financial Highlights (unaudited) Three months ended February 28, 2005 and February 29, 2004; and Nine months ended February 28, 2005 and February 29, 2004	7

	Schedule of Investments February 28, 2005 (unaudited)	8

	Notes to Condensed Financial Statements (unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION		22

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits and Reports	22

Signatures		24

Access Capital Strategies Community Investment Fund, Inc.

PART I — FINANCIAL INFORMATION

Item 1:

Condensed Financial Statements

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	CONDENSED STATEMENTS OF ASSETS AND LIABILITIES
	February 28, 2005 (unaudited)	May 31, 2004	February 29, 2004 (unaudited)
Assets:
Investments in unaffiliated securities, at value*	$440,421,850	$398,567,401	$370,572,386
Cash	1,187,871	—	650,893
Receivables:
Capital shares sold	1,600,000	14,785,251	—
Securities sold	5,599,987	—	2,969,578
Interest	1,996,883	1,776,197	1,660,175
Principal paydowns	380,102	370,198	19,916
Variation margin	181,250	191,468	—
Prepaid expenses and other assets	270	270	182

Total assets	451,368,213	415,690,785	375,873,130

Liabilities:
Payables:
Custodian bank	—	956,797	—
Reverse repurchase agreements (including accrued interest of $50,224, $17,180 and $17,114, respectively)	64,050,224	51,117,180	57,217,114
Securities purchased	4,084,819	15,485,800	10,271,405
Dividends to shareholders	1,216,615	1,310,503	1,306,031
Investment advisor	173,915	177,414	155,894
Variation margin	—	—	150,000
Other affiliates	3,235	2,565	17,764
Accrued expenses and other liabilities	82,271	73,326	17,229

Total liabilities	69,611,079	69,123,585	69,135,437

Net Assets:
Net Assets	$381,757,134	$346,567,200	$306,737,693

Net Assets Consist of:
Paid-in capital	$390,245,109	$359,732,222	$308,728,483

Accumulated distributions in excess of investment income - net	(1,291,491)	(1,310,503)	(1,401,839)
Accumulated realized capital losses - net	(9,280,661)	(7,361,655)	(7,701,037)
Unrealized appreciation (depreciation) - net	2,084,177	(4,492,864)	7,112,086

Total accumulated losses - net	(8,487,975)	(13,165,022)	(1,990,790)

Net Assets	$381,757,134	$346,567,200	$306,737,693

Net Asset Value Per Share	$9.75	$9.62	$9.95

* Identified cost	$438,510,238	$403,230,291	$363,305,723
Shares issued and outstanding, $.0000001 par value, 100,000,000 shares authorized	39,149,040	36,035,590	30,826,619

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Investment Income:
Interest	$5,922,281	$4,906,079	$16,888,029	$13,936,471

Expenses:
Management fees	569,693	460,522	1,626,322	1,289,503
Interest expense	469,567	209,545	987,870	589,020
Professional fees	35,606	51,123	108,332	130,406
Accounting services	36,211	30,437	97,893	76,118
Pricing fees	14,939	15,548	39,194	38,953
Custodian fees	14,783	13,897	39,659	30,379
Director’s fees and expenses	7,771	8,013	21,717	21,433
Transfer agent fees	5,181	5,177	14,478	13,848
Other	10,756	8,289	23,728	16,592

Total expenses before reimbursement	1,164,507	802,551	2,959,193	2,206,252
Reimbursement of expenses	159,599	51,471	468,161	188,006

Total expenses after reimbursement	1,324,106	854,022	3,427,354	2,394,258

Investment income – net	4,598,175	4,052,057	13,460,675	11,542,213

Realized & Unrealized Gain (Loss) – Net:
Realized gain (loss) on:
Investments – net	(155,326)	356,935	(57,010)	117,000
Financial futures contracts – net	(137,102)	(2,490,837)	(1,861,996)	(2,326,584)
Change in unrealized appreciation (depreciation) on:
Investments – net	(1,655,218)	5,467,170	6,574,502	(4,373,990)
Financial futures contracts – net	47,207	369,787	2,539	638,268

Total realized and unrealized gain (loss) – net	(1,900,439)	3,703,055	4,658,035	(5,945,306)

Net Increase in Net Assets Resulting from Operations	$2,697,736	$7,755,112	$18,118,710	$5,596,907

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Three Months Ended		Nine Months Ended
Increase (Decrease) in Net Assets:	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Operations:
Investment income–net	$4,598,175	$4,052,057	$13,460,675	$11,542,213
Realized loss – net	(292,428)	(2,133,902)	(1,919,006)	(2,209,584)
Change in unrealized appreciation (depreciation) – net	(1,608,011)	5,836,957	6,577,041	(3,735,722)

Net increase in net assets resulting from operations	2,697,736	7,755,112	18,118,710	5,596,907

Dividends to Shareholders:
Dividends to shareholders from investment income–net	(4,583,271)	(4,052,055)	(13,441,663)	(11,542,223)

Capital Share Transactions:
Net proceeds from sale of shares	11,500,000	18,957,000	37,975,000	78,865,000
Value of shares issued to shareholders in reinvestment of dividends	956,948	352,674	2,883,380	1,122,300

Total issued	12,456,948	19,309,674	40,858,380	79,987,300
Cost of shares redeemed	(5,350,175)	(2,114,019)	(10,345,493)	(14,338,171)

Net increase in net assets resulting from capital share transactions	7,106,773	17,195,655	30,512,887	65,649,129

Net Assets:
Total increase in net assets	5,221,238	20,898,712	35,189,934	59,703,813
Beginning of period	376,535,896	285,838,981	346,567,200	247,033,880

End of period*	$381,757,134	$306,737,693	$381,757,134	$306,737,693

* Accumulated distributions in excess of investment income– net	$(1,291,491)	$(1,401,839)	$(1,291,491)	$(1,401,839)

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	February 28, 2005	February 29, 2004
Cash Used For Operating Activities:
Net increase in net assets resulting from operations	$18,118,710	$5,596,907
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Increase in receivables	(210,468)	(147,093)
Decrease in other assets	—	49,027
Decrease (increase) in other liabilities	(917,637)	73,190
Realized and unrealized gain (loss) – net	(6,517,492)	4,256,990
Amortization of premium and discount	2,578	8,918
Proceeds from paydowns and sales of long–term investments	107,082,354	130,558,628
Purchases of long–term investments	(159,432,761)	(204,804,362)

Net cash used for operating activities	(41,874,716)	(64,407,795)

Cash Provided By Financing Activities:
Cash receipts from issuance of common stock	51,160,251	78,965,000
Cash receipts from reverse repurchase agreements – net	12,900,000	10,200,000
Cash payments on capital shares redeemed – net	(10,345,493)	(14,338,171)
Dividends to shareholders	(10,652,171)	(11,266,967)

Net cash provided by financing activities	43,062,587	63,559,862

Cash:
Net increase (decrease) in cash	1,187,871	(847,933)
Cash at beginning of period	—	1,498,826

Cash at end of period	$1,187,871	$650,893

Cash Flow Information:
Cash paid for interest	$954,826	$590,777

Non–Cash Financing Activities:
Capital shares issued in reinvestment of dividends paid to shareholders	$2,883,380	$1,122,300

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

FINANCIAL HIGHLIGHTS (UNAUDITED)

The following per share data and ratios have been derived from information provided in the financial statements.

	Three Months Ended				Nine Months Ended
	February 28, 2005		February 29, 2004		February 28, 2005		February 29, 2004
Per Share Operating Performance:
Net asset value, beginning of period	$9.80		$9.83		$9.62		$10.21

Investment income–net++	.12		.14		.36		.42
Realized and unrealized gain (loss) – net	(.05)		.11		.13		(.27)

Total from investment operations	.07		.25		.49		.15

Less dividends from investment income – net	(.12)		(.13)		(.36)		(.41)

Net asset value, end of period	$9.75		$9.95		$9.75		$9.95

Total Investment Return:**
Based on net asset value per share	.67	%+	2.61	%+	5.11	%+	1.55	%+

Ratios to Average Net Assets:
Expenses, net of reimbursement and excluding interest expense	.91	%*	.88	%*	.89	%*	.88	%*

Expenses, excluding interest expense	.74	%*	.81	%*	.72	%*	.78	%*

Expenses	1.23	%*	1.09	%*	1.08	%*	1.07	%*

Investment income – net	4.87	%*	5.51	%*	4.90	%*	5.59	%*

Ratios to Average Net Assets, Excluding Borrowings:
Expenses, net of reimbursement and excluding interest expense	.75	%*	.70	%*	.75	%*	.70	%*

Expenses, excluding interest expense	.61	%*	.64	%*	.61	%*	.63	%*

Expenses	1.02	%*	.87	%*	.91	%*	.86	%*

Investment income – net	4.04	%*	4.38	%*	4.14	%*	4.49	%*

Supplemental Data:
Net assets, end of period (in thousands)	$381,757		$306,738		$381,757		$306,738

*	Annualized.
**	Total investment returns exclude the effects of sales charges.
+	Aggregate total investment return.
++	Based on average shares outstanding. .

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

SCHEDULE OF INVESTMENTS

FEBRUARY 28, 2005 (UNAUDITED)

MORTGAGE-BACKED SECURITIES (114.9%):

	Face Amount	Market Value
Federal National Mortgage Association (FNMA)(75.0%):

15 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 6/1/18 – 3/1/19 (c)	$6,260,358	$6,225,878
5.00%, 12/1/17 – 2/1/19	8,294,361	8,413,394
5.50%, 3/1/16 – 7/1/19	1,442,450	1,488,052
7.00%, 1/1/15	76,946	81,714

30 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 5/1/33 – 9/1/34	17,034,407	16,517,441
5.00%, 7/1/32 – 11/1/35 (c)	93,160,914	92,590,280
5.50%, 9/1/32 – 3/15/35 (b)(c)	94,996,602	96,476,413
6.00%, 7/1/29 – 10/1/34 (c)	25,524,970	26,355,555
6.50%, 1/1/31 – 8/1/34	18,416,912	19,305,020
7.00%, 6/1/29 – 3/1/31	880,709	934,782
7.25%, 12/1/29	78,912	84,582
7.50%, 9/1/29 – 1/1/31	810,250	872,771
8.00%, 2/1/30 – 4/1/30	371,977	402,840

Total Single Family Mortgage-Backed Securities		271,856,515

Multi Family Mortgage-Backed Securities
4.66%, 10/1/13	983,492	986,948
4.78%, 5/1/14	494,983	498,319
4.93%, 10/1/12	983,072	1,000,786
5.23%, 4/1/21	1,958,706	1,953,647
5.37%, 11/1/21	5,049,898	5,264,455
5.41%, 2/1/21	1,057,793	1,106,109
5.51%, 11/1/21	764,320	782,342
6.38%, 5/1/18	1,200,911	1,308,187
6.50%, 5/1/17	1,273,926	1,383,972
6.70%, 6/1/19	653,975	723,821
7.58%, 5/1/18	608,704	714,099
7.97%, 9/1/17	724,914	862,922

Total Multi Family Mortgage-Backed Securities		14,477,814

Total Federal National Mortgage Association Securities		286,334,329

Federal Home Loan Mortgage Corporation (33.9%):

15 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 1/1/19 – 11/1/19	1,951,702	1,941,371
5%, 11/1/18 – 11/1/19	2,598,574	2,637,027
5.50%, 9/1/19 – 11/1/19	1,683,771	1,738,650

	Face Amount	Market Value
30 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 8/1/33 – 9/1/33	$2,016,203	$1,955,369
5.00%, 6/1/33 – 1/15/35 (c)	33,378,363	33,203,266
5.50%, 9/1/29 – 12/1/34 (c)	55,824,998	56,769,920
6.00%, 3/1/31 – 12/1/34	21,755,239	22,479,406
6.50%, 6/1/29 – 8/1/32	6,449,798	6,758,597
7.00%, 11/1/29 – 4/1/31	868,284	921,170
7.50%, 12/1/29 – 2/1/30	821,793	885,311

Total Federal Home Loan Mortgage Corporation Single Family Mortgage-Backed Securities		129,290,087

GNMA Pool (1.3%):

30 Year Fixed Rate Single Family Mortgage-Backed Securities
6.00%, 12/15/31	826,533	859,141
6.50%, 4/15/32 – 4/20/32	446,036	470,673
7.00%, 4/15/32	175,904	187,381

Multi Family Mortgage-Backed Securities
5.13%, 3/1/34	629,331	630,069
5.75%, 9/15/23	740,745	766,550
6.25%, 9/15/32	524,524	567,608
8.25%, 12/15/32	1,447,364	1,596,343

Total GNMA Pool Multi Family Mortgage-Backed Securities		5,077,765

Community Reinvestment Revenue Notes (0.8%)
4.21%, 9/1/19	3,000,000	2,970,000

Total Community Reinvestment Revenue Notes		2,970,000

Small Business Administration (3.9%)
2.55%, 4/25/28 (a)	1,573,671	1,567,925
2.55%, 3/25/29	3,177,243	3,165,679
2.60%, 9/1/28	1,563,742	1,559,833
2.60%, 9/25/29	2,016,796	2,011,754
2.60%, 11/25/29	2,195,859	2,193,114
2.63%, 6/25/18 (a)	653,585	651,931
2.65%, 10/25/10	663,909	661,769
2.65%, 3/25/14	2,321,831	2,316,185
5.88%, 1/25/09	713,710	739,635

Total Small Business Administration Securities		14,867,825

Total Mortgage-Backed Securities		438,540,006

MUNICIPAL BONDS (0.5%):

	Face Amount	Market Value
Guam Power Authority Revenue Bonds, Series A, 5% due 10/01/2024	$140,000	$145,796
Utah Housing Corporation Single Family Mortgage Revenue Bonds, 3.36% due 7/1/2014	750,000	732,908
Utah Housing Corporation Single Family Mortgage Revenue Bonds, 3.48% due 7/1/2014	1,000,000	1,003,140

Total Municipal Bonds		1,881,844

Total investments (cost – $438,510,238) – 115.4%		440,421,850

Liabilities in excess of other assets – (15.4%)		(58,664,716)

Net assets – 100.0%		$381,757,134

Pursuant to the financial futures contracts, the Fund agrees to receive from or pay to the broker an amount equal to the daily fluctuation in values of the contract. Such receipts or payments, which are settled the following business day, are known as variation margin and are recorded by the Fund as unrealized gains or losses. Financial futures contracts sold as of February 28, 2005 were as follows:

Number of Contracts	Issue	Expiration Date	Face Value	Unrealized Appreciation
200	U.S. Five–Year Treasury Bonds	March 2005	$21,779,564	$154,564
200	U.S. Ten–Year Treasury Bonds	March 2005	$22,193,001	18,001

Total Unrealized Appreciation – Net				$172,565

(a)	All or a portion held as collateral in connection with open financial futures contracts.

(b)	Represents or includes a “to–be–announced” (TBA) transaction. The Fund has committed to purchasing securities for which all specific information is not available at this time.

(c)	All or a portion held as collateral in connection with open reverse repurchase agreements.

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed interim financial statements and financial highlights reflect the results of operations for Access Capital Strategies Community Investment Fund, Inc. (the “Fund”) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations and other data for the nine months and three months ended February 28, 2005 are not necessarily indicative of the results that may be expected for any other future interim period or the fiscal year ending May 31, 2005. The information in this report should be read in conjunction with the financial statements and accompanying notes included in the May 31, 2004 Annual Report on Form 10–K. The Fund has not changed its accounting and reporting policies from those disclosed in its May 31, 2004 financial statements.

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

This report covers the activity from June 1, 2004 to February 28, 2005.

Item 2:

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

This quarterly report contains certain statements that may be considered forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Fund’s actual results could differ materially from those projected in the forward–looking statements as a result of, among other factors, changes in interest rates, fluctuations in assets under management and other sources of fee income, and changes in assumptions used in making such forward–looking statements. The Fund’s investment objective is to invest in geographically specific private placement debt securities located in portions of the United States designated by Fund investors.

Overview

The Fund is a non–diversified, closed–end management investment company electing status as a business development company. The Fund’s investment objective is to invest in geographically specific private placement debt securities located in portions of the United States designated by Fund investors. The Fund invests primarily in private placement debt securities specifically designed to support underlying community development activities targeted to low– and moderate–income individuals such as affordable housing, education, small business lending, and job–creating activities in areas of the United States designated by Fund investors.

Investors in the Fund must designate a particular geographic area or region within the United States as part of their agreement to purchase Fund shares. The Fund invests only in areas where Fund shareholders have made targeted designations.

In addition to their geographic specificity, Fund investments must carry a AAA credit rating or carry credit enhancement from a AAA–rated credit enhancer or be issued or guaranteed by the U.S. Government, government agencies or government–sponsored enterprises. The Fund expects (but cannot guarantee) that all investments made by the Fund will be considered eligible for regulatory credit under the Community Reinvestment Act (“CRA”).

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

Management believes the Fund was in compliance with the above requirements for the quarter ended February 28, 2005.

Fund Operations

Investment Activity

Purchases

During the quarter ended February 28, 2005, the Fund purchased $38.2 million aggregate amount of new community development securities. During the quarter ended February 29, 2004, the Fund had purchased $38.3 million aggregate amount of new community development securities.

During the nine months ended February 28, 2005, the Fund purchased $148.0 million aggregate amount of new community development securities. During the nine months ended February 29, 2004, the Fund had purchased $191.7 million aggregate amount of new community development securities.

Sales

During the quarter ended February 28, 2005, the Fund sold $50.2 million aggregate amount of securities (including principal paydowns). During the quarter ended February 29, 2004, the Fund had sold $38.8 million aggregate amount of securities (including principal paydowns).

During the nine months ended February 28, 2005, the Fund sold $112.7 million aggregate amount of securities (including principal paydowns). During the nine months ended February 29, 2004, the Fund had sold $133.5 million aggregate amount of securities (including principal paydowns).

Borrowings

The Fund is permitted to use leverage in its investment program, subject to certain restrictions set forth in its Private Offering Memorandum and the Investment Company Act of 1940 (the “1940 Act”).

For the quarter ended February 28, 2005, the Fund averaged approximately $79.5 million in borrowings at an average rate of approximately 2.39% compared to the quarter ended February 29, 2004 when the Fund averaged approximately $73.6 million in borrowings at an average rate of approximately 1.14%.

For the nine month period ended February 28, 2005, the Fund averaged approximately $67.7 million in borrowings at an average rate of approximately 1.95% compared to the nine month period ended February 29, 2004 when the Fund averaged approximately $68.8 million in borrowings at an average rate of approximately 1.15%.

In each of the above referenced periods, the total proceeds from borrowings were primarily used to support additional investments in the Fund’s Designated Target Regions.

Net Assets and Fund Holdings at February 28, 2005

At February 28, 2005, the Fund’s Net Asset Value was $381.8 million, or $9.75 per share. At the end of the prior fiscal quarter, November 30, 2004, the Fund’s Net Asset Value was $376.5 million, or $9.80 per share. At the end of the most recent fiscal year, May 31, 2004, the Net Asset Value was $346.6 million, or $9.62 per share. A year ago at February 29, 2004, the Fund’s Net Asset Value was $306.7 million, or $9.95 per share.

The $5.3 million, or 1.4%, quarter–to–quarter increase in net assets from $376.5 million to $381.8 million was primarily attributable to the sale of new shares in the Fund. The $75.1 million, or 24.5%, year–to–year increase in net assets was also primarily attributable to the sale of new shares in the Fund.

The Fund’s primary investments are listed on the Schedule of Investments included with this report.

Investment Income

The Fund had investment income net of all fees and expenses (as discussed below) of $4.6 million for the quarter ended February 28, 2005, an increase of approximately $0.1 million, or 2.2%, from net investment income of $4.5 million for the prior fiscal quarter, which ended November 30, 2004, and an increase of approximately $0.5 million, or 12.2%, from net investment income of $4.1 million for the fiscal quarter ended February 29, 2004. The increases were each largely due to an increase in the average net assets of the Fund.

The Fund had investment income net of all fees and expenses (as discussed below) of $13.5 million for the nine month period ended February 28, 2005, an increase of approximately $2.0 million, or 17.4% from net investment income of $11.5 million for the nine month period ended February 29, 2004. The increase is largely due to an increase in average net assets of the Fund.

Management Fees & Expenses

Access Capital Strategies LLC (“Access”), the Fund’s Manager, is paid an annual management fee, paid monthly, of fifty basis points (.50%) of the Fund’s average monthly gross assets less accrued liabilities, other than indebtedness for borrowing. Merrill Lynch Investment Managers, L.P. (“MLIM”) receives from Access an annual sub–management fee, paid monthly, of twenty–five basis points (.25%) of the Fund’s average gross monthly assets less accrued liabilities, other than indebtedness for borrowings.

For the quarter and nine- month period ended February 28, 2005, the management fee paid by the Fund was $569,693 and $1,626,322, respectively. For the prior quarter ended November 30, 2004, the management fee paid by the Fund was $544,965. For the year ago fiscal quarter and nine-month period ended February 29, 2004, the management fee paid by the Fund was $460,522 and $1,289,503, respectively. The increases were primarily due to increases in the net assets of the Fund.

The Fund’s private offering memorandum provides for reimbursement of expenses relating to the Fund paid by Access and MLIM. Total unreimbursed expenses as of February 28, 2005 amount to $15,213 compared to $545,858 a year ago at February 29, 2004.

Yield

At the quarter ended February 28, 2005, the SEC current yield was 5.42%, compared to 4.73% for the quarter ended November 30, 2004 and 4.94% for the year ago quarter ended February 29, 2004.

For the quarter ended February 28, 2005, the ratio of net investment income to average net assets was 4.87% compared to 4.11% for the prior quarter, which ended November 30, 2004, and 5.51% for the quarter ended February 29, 2004.

Realized Gain/Loss

For the quarter and nine months ended February 28, 2005, the net realized loss was $292,428 and $1,919,006, respectively, compared to a net realized gain of $122,663 for the prior quarter, which ended November 30, 2004, and a realized loss of $2,133,902 and $2,209,584, respectively, for the quarter and nine months ended February 29, 2004. The net realized losses for the quarter and nine months ended February 28, 2005 were primarily due to the losses on financial futures contracts reflecting the Fund’s hedging activities as the Fund experiences a net realized loss on its hedges when the positions are closed or when they are rolled from one expiration cycle to the next.

Dividends Paid

The Fund distributes to shareholders substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes. Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund. Substantially all of the Fund’s net capital gain (the excess of net long–term capital gain over net short–term capital loss) and the excess of net short–term capital gain over net long–term capital loss, if any, are distributed annually with the Fund’s dividend distribution in December.

The Fund declares and distributes dividends on a monthly basis. The Fund paid total monthly dividends of $.117769 and $.358601, respectively, during the quarter and nine months ended February 28, 2005. The dividends were paid as follows:

June 2004	$.040113
July 2004	$.041624
August 2004	$.039350
September 2004	$.040395
October 2004	$.039403
November 2004	$.039947
December 2004	$.042152
January 2005	$.036253
February 2005	$.039364

During the previous quarter ended November 30, 2004, the Fund paid total monthly dividends of $.119745. A year ago, during the quarter ended February 29, 2004, the Fund paid total monthly dividends of $.135100. The slightly lower dividend in the current period is attributable to the U.S. Federal Reserve raising short-term interest rates by twenty–five basis points in December 2004 and February 2005. An increase in short term rates elevates the Fund’s cost for borrowings and lowers the net investment income available for dividends.

Total Return

For the quarter ended February 28, 2005, the total return was .67%, compared to a total return of .61% in the quarter ended November 30, 2004 and a total return of 2.61% in the comparable quarter ended February 29, 2004.

For the nine-month period ended February 28, 2005 the total return was 5.11%. For the nine-month period ended February 29, 2004, the total return was 1.55%.

Although short-term rates rose during the period, most of the Fund’s assets are priced off of longer-term assets. Longer maturity issues did better than shorter-term instruments during most of the period.

Fund Designated Target Regions at February 28, 2005

The Fund’s Designated Target Regions (“DTRs”) are provided by Fund shareholders at the time of investment. At February 28, 2005 DTRs were:

DTRs	AMOUNT
California	$60,668,939
Colorado	1,159,436
Connecticut	7,084,919
Florida	1,500,000
Georgia	500,000
Hawaii	150,594
Illinois	3,645,018
Indiana	1,040,042
Iowa	618,541
Louisiana	5,000,000
Maine	109,733
Maryland	650,000
Massachusetts	90,187,269
Nebraska	10,000,000
New York	16,928,178
New Jersey	95,544,461
New Mexico	1,131,734
North Carolina	850,000
Ohio	12,057,148
Oregon	2,300,000
Pennsylvania	34,782,175
Rhode Island	250,000
South Dakota	5,655,359
Tennessee	600,000
Texas	21,090,674
Utah	12,695,228
Vermont	1,341,773
Washington	1,500,000
Wisconsin	531,734

TOTAL	$389,572,955

*	All investors are listed by headquarters location

Fund Impact per the Community Reinvestment Act

The Fund invests in securities that support community development economic activity as defined in the CRA.

At February 28, 2005, the Fund’s investments had outstanding loans to 5,441 homebuyers with incomes below 80% of median income from the following states in the following numbers.

Whole Loans

Alabama	28
Arizona	111
California	411
Colorado	31
Connecticut	122
Delaware	31
Florida	120
Georgia	18
Guam	2
Illinois	87
Indiana	6
Iowa	31
Kansas	2
Kentucky	10
Louisiana	17
Maine	2
Maryland	4
Massachusetts	1,021
Michigan	7
Mississippi	7
Missouri	5
Montana	2
Nebraska	50
Nevada	45
New Hampshire	57
New Jersey	1,027
New Mexico	70
New York	225
North Carolina	19
Ohio	50
Oregon	62
Pennsylvania	706
Rhode Island	15
South Carolina	14
South Dakota	110
Tennessee	8
Texas	463
Utah	370
Vermont	14
Virginia	3
Washington	46
Washington, D.C.	3
Wisconsin	9

5,441

Many of the above loans were made under targeted CRA lending initiatives such as Acorn, Mass Housing Partnership and other individual banks’ tailor -made CRA lending programs.

In addition as of February 28, 2005, the Fund’s investments had outstanding loans to sponsors of 1,345 multi–family rental units, 14 community based non–profit affordable housing rental units, 97 SBA loans and 9 Economic Development loans from the following states in the following amounts.

Multi–Family Units

Alabama	52
California	160
Delaware	120
Louisiana	230
Mississippi	47
New York	222
South Dakota	48
Texas	294
Utah	172

1,345

Affordable Housing

Sub Total 6,795

Community Based Non–Profit
Rhode Island	12
Massachusetts	1
Connecticut	1

14

SBA Loans

CA	2
FL	1
KY	1
MA	7
MD	1
MN	2
NJ	6
NY	1
UT	76

97

Economic Development Loans

CA	4
MA	4
TX	1

9

Liquidity Discussion

Sale and Redemption of Fund Shares

Fund shares are sold only to qualified investors who complete a Subscription Agreement. All investors in the Fund must provide a Designated Target Region as the desired location for their investment.

During the quarter ended February 28, 2005, new shareholders purchased an additional 1,171,692 shares of the Fund for total proceeds of $11,500,000. In addition, dividend reinvestments resulted in 97,562 additional new shares being issued by the Fund for total proceeds of $956,948. During the year ago quarter ended February 29, 2004, new shareholders purchased an additional 1,915,991 shares of the Fund for total proceeds of $18,957,000, and dividend reimbursements resulted in 35,641 additional new shares being issued by the Fund for total proceeds of $352,674.

During the nine months ended February 28, 2005, new shareholders purchased an additional 3,868,903 shares of the Fund for total proceeds of $37,975,000. In addition, dividend reinvestments resulted in 294,234 additional new shares being issued by the Fund for total proceeds of $2,883,380. During the year ago nine months ended February 29, 2004, new shareholders purchased an additional 7,977,600 shares of the Fund for total proceeds of $78,865,000 and dividend reinvestments resulted in 113,567 additional new shares being issued by the Fund for total proceeds of $1,122,300.

As discussed in the Private Offering Memorandum, the Fund allows shareholders to redeem their shares in accordance with Rule 23c–3 of the 1940 Act.

During the quarter ended February 28, 2005, 541,516 shares of the Fund were redeemed for $5,350,175. During the year ago quarter February 29, 2004, 212,892 shares of the Fund were redeemed for $2,114,019.

During the nine months ended February 28, 2005, 1,049,687 shares of the Fund were redeemed for $10,345,493. During the year ago nine months February 29, 2004, 1,460,254 shares of the Fund were redeemed for $14,338,171.

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

At February 28, 2005 an instant rate increase of 100 basis points (1.0%) would have caused the Fund’s portfolio to decline in value by –4.5%. An instant rate decrease of 100 basis points (–1.0%) would have caused the Fund’s portfolio to increase in value by +2.7%. At the previous quarter end, November 30, 2004, a 1% rate increase would have produced a –4.9% decrease in value and a 1% rate decrease would have produced a +2.8% increase in value.

Leverage Risk. The Fund may use leverage as part of its investment program. Typically, the Fund will borrow money short term using portions of the portfolio as collateral. The proceeds received from borrowing are invested in additional portfolio securities. Interest income on securities purchased with borrowed funds is usually above the interest expense associated with borrowings although the precise amount is a function of the slope of the yield curve and changes with market conditions. The purchase of additional investments using borrowed funds may increase the portfolio’s interest rate risk. The managers may use derivatives (see below) to hedge the incremental interest rate risk associated with the use of leverage. An important component of a successful leverage strategy is the ability to deleverage without interfering with core portfolio management functions. In the past, the managers have been able to raise and lower the level of leverage in response to changing market conditions. The managers and the Fund’s Board of Directors regularly review the amount of leverage being deployed.

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

A summary of the Fund’s portfolio holdings as of February 28, 2005 is contained in Item 1 of this report.

Item 4:

Controls and Procedures

Within the 90–day period prior to the filing of this report, the Fund’s management, including the Chief Executive Officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and principal financial officer concluded that, as of the date of the evaluation, the disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in the Fund’s periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving it stated goals under all potential future conditions, regardless of how remote. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date of the most recent evaluation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Fund is not involved in any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports

The following Exhibits are filed as part of this Report:

(a)	(1)		N/A

	(2)		None

	(3)	(i)	Articles of Incorporation are incorporated by reference to the Fund’s Form 10–Q for the period ended August 31, 1998.

		(ii)	By–Laws are incorporated by reference to the Fund’s Form 10–Q for the period ended August 31, 1998.

	(4)		N/A

	(5)		N/A

	(8)		N/A

	(9)		None

	(10)	(i)	Private Offering Memorandum dated February 18, 1998, revised as June 1, 2003, is incorporated by reference to the Fund’s Form 10–K filed on August 29, 2004.

		(iii)(A)	Management Agreement is incorporated by reference to the Fund’s Form 10–Q for the period ended August 31, 1998.

		(B)	Amendment to the Management Agreement dated as of May 23, 2003 is incorporated by reference to the Fund’s Form 10–K filed on August 29, 2004.

	(11)		N/A

	(12)		N/A

	(13)		N/A

	(15)		N/A

	(16)		None

	(17)	N/A

	(18)	N/A

	(19)	N/A

	(20)	N/A

	(21)	None

	(22)	N/A

	(23)	N/A

	(24)	Powers of Attorney incorporated by reference to the Fund’s Form 10–K for the fiscal year ended May 31, 2002 filed on August 29, 2002.

	(25)	N/A

	(26)	N/A

	(27)	Reserved

	(28)	Reserved

	(29)	Reserved

	(30)	Reserved

	(31)	Certification required by the Sarbanes–Oxley Act of 2002

	(32)	Certification required by the Sarbanes–Oxley Act of 2002

(b)	Reports on Form 8–K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Access Capital Strategies Community Investment Fund, Inc.

Date: April 8, 2005	/S/ Ronald A. Homer*
Ronald A. Homer, Chairman

Date: April 8, 2005	/S/ Kevin J. Mulvaney*
Kevin J. Mulvaney, Director

Date: April 8, 2005	/S/ Peter Blampied*
Peter Blampied, Director

Date: April 8, 2005	/S/ W. Carl Kester*
W. Carl Kester, Director

Date: April 8, 2005	/S/ Andrew J. Donohue*
Andrew J. Donohue, Director

Date: April 8, 2005	/S/ Stephen B. Swensrud*
Stephen B. Swensrud, Director

Date: April 8, 2005	/S/ David F. Sand*
David F. Sand, Chief Executive Officer,
Principal Accounting Officer, Principal Financial Officer

* By:	/s/ Martin E. Lybecker
Martin E. Lybecker
Attorney–in–fact