Form 10-K
period 2005-05-31
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2005-08-12
CIK 1040241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: May 31, 2005
Commission File Number: 817-00807

Access Capital Strategies Community Investment Fund, Inc.
(Exact name of registrant as specified in its charter)

MARYLAND (State of incorporation or organization)	04-3369393 (I.R.S. Identification Number)
124 Mt. Auburn Street, Suite 200N Cambridge, MA 02138
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number: 617-576-5858

Securities registered pursuant to Section 12 (b) of the Act:
None
Name of each exchange on which registered:
N/A
Securities registered pursuant to Section 12(g) of the Act:
Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☑ No ☐
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter: $304,194,531.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 31, 2005, the registrant had 39,552,378 shares of common stock outstanding.
Documents incorporated by reference: YES

ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND, INC.
2005 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PAGE
PART I
Item 1 BUSINESS	3
Item 2 PROPERTIES	3
Item 3 LEGAL PROCEEDINGS	3
Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	4

PAGE
PART IV
Item 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	31
SIGNATURES	33
CERTIFICATION
CERTIFICATION OF ANNUAL REPORT

PART I
ITEM 1. BUSINESS
Access Capital Strategies Community Investment Fund, Inc. (the “Fund”) completed its organization as a Maryland corporation and registration process in early 1998 and commenced operations on June 23, 1998. This filing is the Form 10-K Annual Report for the Fund for fiscal year 2005 covering the period from June 1, 2004 to May 31, 2005.
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
As of May 31, 2005, the Federal National Mortgage Association (“Fannie Mae”), through its affiliate Fannie Mae American Communities Fund, held a 32% equity interest in Access. At May 31, 2005, the Fund held $293.7 million aggregate amount of Fannie Mae mortgage-backed securities, representing 65.9% of the total amount of mortgage-backed securities held by the Fund and 75.6% of the Fund’s net assets.
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
The Fund ended the fiscal year on May 31, 2005 with $388.3 million in net assets and 39.6 million shares of common stock (“Shares”) owned by 124 Fund investors. The net asset value per Share as of May 31, 2005 was $9.82. The Fund’s total return for the fiscal year ended May 31, 2005 was 7.14%.
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
None.
ITEM 3. LEGAL PROCEEDINGS
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
(a)	Market Information: There is no established public trading market for the Shares, which are the only class of equity securities authorized or issued by the Fund.

(b)	Holders: At May 31, 2005, the Fund had 124 shareholders and 39,552,378 Shares outstanding.

(c)	Dividends: The Fund distributes to shareholders substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes. Through May 31, 2004, dividends were paid on a calendar quarter basis. Effective June 1, 2004, dividends are paid out on a calendar month basis. Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund. Substantially all of the Fund’s net capital gain (the excess of net long-term capital gain over net short-term capital loss) and the excess of net short-term capital gain over net long-term capital loss, if any, will be distributed annually with the Fund’s dividend distribution in December.
Per Share income dividends totaling $0.476354 were declared in the fiscal year ended May 31, 2005. Per Share income dividends totaling $0.476521 were paid in the fiscal year ended May 31, 2005, a decrease of $0.040810 from the Per Share income dividends paid in the fiscal year ended May 31, 2004. From June 30, 2003 through May 31, 2005, per Share income dividends have been declared and paid as follows:

	Payment	Dividend
Record Date	Date	Per Share
30-Jun-03	7-Jul-03	$0.046921
31-Jul-03	6-Aug-03	$0.048437
29-Aug-03	5-Sep-03	$0.045846
30-Sep-03	7-Oct-03	$0.045292
31-Oct-03	7-Nov-03	$0.044382
28-Nov-03	5-Dec-03	$0.047876
31-Dec-03	8-Jan-04	$0.048195
31-Jan-04	6-Feb-04	$0.044657
29-Feb-04	5-Mar-04	$0.042293
31-Mar-04	7-Apr-04	$0.042516
30-Apr-04	7-May-04	$0.042607
31-May-04	7-Jun-04	$0.037962
30-Jun-04	8-Jul-04	$0.040113
31-Jul-04	6-Aug-04	$0.041624
31-Aug-04	7-Sep-04	$0.039350
30-Sep-04	7-Oct-04	$0.040395
31-Oct-04	5-Nov-04	$0.039403
30-Nov-04	6-Dec-04	$0.039947
31-Dec-04	6-Jan-05	$0.042152
31-Jan-05	7-Feb-05	$0.036253
28-Feb-05	7-Mar-05	$0.039364
31-Mar-05	7-Apr-05	$0.039284
29-Apr-05	7-May-05	$0.040674
31-May-05	6-Jun-05	$0.037795
The Fund has not made any capital gains distributions since inception.

ITEM 6. SELECTED FINANCIAL DATA
Selected Financial Data for the Fiscal Years ended May 31, 2005, May 31, 2004, May 31, 2003, May 31, 2002 and May 31, 2001:

	Fiscal year	Fiscal year	Fiscal year	Fiscal year	Fiscal year
	ended	ended	ended	ended	ended
	May 31, 2005	May 31, 2004	May 31, 2003	May 31, 2002	May 31, 2001
SEC Current Yield at end of period	4.74%	4.66%	5.46%	6.40%	6.51%
Annualized ratio of net investment income to average net assets	4.87%	5.43%	6.08%	6.41%	6.63%
Total return	7.14%	(.56)%	7.46%	8.88%	12.12%
Dividends per share ***	$0.476354	$0.536984	$0.723279	$0.635303	$0.658436 *
Net investment income	$18,064,128	$15,626,451	$13,593,852	$10,036,904	$4,192,371
Net realized loss	$(3,045,862)	$(1,870,202)	$(4,016,102)	$(523,813)	$(661,249)
Unrealized Gain/(Loss) — Net	$10,323,194	$(15,340,672)	$6,561,676	$3,145,114	$2,736,703
Management Fees and Expenses**	$2,757,776	$2,245,296	$1,686,814	$1,199,107	$367,446

*	Adjusted to reflect the 10,000 to 1 stock split that occurred on July 9, 2001.

**	Management fees plus total expenses, excluding interest expense, before reimbursement.

***	Starting June 1, 2003 the Fund began paying dividends on a monthly basis; previously dividends had been paid on a calendar quarter basis. Due to the transition, the fiscal 2003 dividends included fourteen months of income while fiscal 2004 contained twelve months of income.
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
In addition to their geographic specificity, the Fund will only invest in securities (i) having a rating (or credit enhanced by one or more entities having a rating) in the highest category assigned by a nationally recognized statistical rating organization (“NRSRO”) (e.g., at least “Aaa” from Moody’s Investors Services, Inc. or “AAA” from Standard & Poor’s), or (ii) issued or guaranteed by the U.S. Government, government agencies, or government-sponsored enterprises (“GSEs”), such as Fannie Mae or Freddie Mac. The Fund expects (but cannot guarantee) that all investments made by the Fund will be considered eligible for regulatory credit under the CRA.
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
Management believes the Fund was in compliance with the above requirements for the fiscal year ended May 31, 2005.

Fund Operations
Market Conditions
The 12-month period ending May 31, 2005 was an unusual time in the fixed income markets. The Federal Reserve maintained its commitment to raise short-term interest rates, but the longer-term markets responded with lower rates. Eight times during the year ended May 31, 2005 the Federal Reserve raised its short-term rate by one-quarter of one percent, taking the rate from 1% in June 2004 to 3% by May 2005. The 10-year U.S. Treasury note acted in opposite fashion, moving from 4.64% in yield at the start of the year down to 3.98% at May 31, 2005. The net result of these opposing forces was a dramatic flattening of the yield curve.
While the strength in the longer end of the market was unforeseen, the Federal Reserve had signaled its intentions for short rates and management was able to make portfolio adjustments in anticipation of higher short rates. Specifically, the amount of leverage used was reduced and the position in variable rate instruments, primarily small business loans guaranteed by the U.S. Small Business Administration, was increased. These moves, along with the rally in the longer end of the market, produced the Fund’s net total return for the year of 7.1%. The Fund also experienced much lower volatility in the price movements of the net asset value (NAV). The range between high and low month-end closing prices for the year June 2004 through May 2005 was only 21 cents per share, compared to 54 cents in the previous year.
Investment Activity
During the fiscal year ended May 31, 2005, the Fund purchased $194.3 million aggregate amount of securities (including payups and excluding purchases of short-term securities). In the prior fiscal year ended May 31, 2004, the Fund had purchased $262.5 million principal amount of securities.
During the fiscal year ended May 31, 2005, the Fund sold $145.3 million aggregate amount of securities (including paydowns and excluding sales of short-term securities). Net realized losses on securities (including sales of short-term securities) and financial futures contracts from June 1, 2004 to May 31, 2005 totaled $3,045,862. In the prior fiscal year ended May 31, 2004, the Fund sold $50.2 million aggregate amount of securities (excluding sales of short-term securities). Net realized losses on securities (including short-term securities) and financial futures contracts from June 1, 2003 to May 31, 2004 totaled $1,870,202.
Borrowings
The Fund is permitted to use leverage in its investment program, subject to certain restrictions set forth in its Private Offering Memorandum and the 1940 Act. For the fiscal year ended May 31, 2005, the Fund averaged $66.3 million in borrowings at a weighted-average rate of 2.18% compared to the fiscal year ended May 31, 2004 during which the Fund averaged $65.0 million in borrowings at an average rate of 1.14%. In both periods, the total proceeds from borrowings were primarily used to support additional investments in the Fund’s Designated Target Regions.
At the May 31, 2005 end of the fiscal year, the Fund had $1.1 million in cash. The cash was in the portfolio in anticipation of the settlement date for some of the $ 4.3 million in securities that had been purchased but not yet paid for as of May 31, 2005. At May 31, 2004, the Fund was in overdraft.
Net Assets
At May 31, 2005, the Fund’s net assets were $388.3 million or $9.82 per share. At May 31, 2004, the Fund’s net assets were $346.6 million, or $9.62 per Share. The increase in net assets is primarily related to the issuance of capital shares.
The Fund’s primary investments are listed on the Schedule of Investments included with this report.
Investment Income
The Fund had investment income of $22.8 million for the fiscal year ended May 31, 2005. In the prior fiscal year, investment income was $18.9 million. This increase of $3.9 million, or 20.6%, was primarily due to the Fund’s larger asset size.
Management Fees and Expenses
Access receives from the Fund an annual management fee of fifty basis points (0.50%) of the Fund’s average monthly gross assets less accrued liabilities, other than indebtedness for borrowing. MLIM receives from Access an annual sub-management fee of twenty-five basis points (0.25%) of the Fund’s average monthly gross assets less accrued liabilities, other than indebtedness for borrowings (or if greater, 50% of the management fee payable to Access under the Management Agreement). The management fee and sub-management fee are paid on a monthly basis.
Access has adopted a 25 basis point expense reimbursement cap, pursuant to which the Fund will pay up to 0.25% of its monthly average net assets (the “Expense Cap”) for operating expenses, and the Managers will be responsible for reimbursing the Fund for operating expenses in excess of the Expense Cap. If the amount of operating expenses is less than the Expense Cap, the Fund will pay the actual amount of the operating expenses and, in addition, will pay to Access the difference between the amount of the operating expenses and the Expense Cap to the extent that Access and MLIM have not previously been reimbursed for any operating expenses it had previously paid under the terms of the Management Agreement (provided that in no circumstance will the Fund pay or reimburse more than 25 basis points of the Fund’s monthly average net assets for operating expenses and expense reimbursement collectively in any fiscal year).
As described in the Fund’s Private Offering Memorandum (“Offering Memorandum”), shareholders in the Fund may be offered the opportunity to participate in a quarterly repurchase program. In every quarter since inception, June 23, 1998, the Fund has offered shareholders the opportunity to participate in a quarterly repurchase program. Four times each year shareholders receive a letter asking if they wish to redeem some or all of their Fund Shares. Investors withdrawing from the Fund (i.e., redeeming their Shares) will receive the then current net asset value per Share and have transferred to their account maintained by Access the net proceeds from liquidation of their Shares in the Fund. Prior to June 1, 2003, Access would have charged redeeming shareholders a 1% withdrawal fee if the assets were held in the account for less than three years, following which the assets remaining in their account would have been returned to the investor. The 1% withdrawal fee has not been charged on any redemptions occurring after June 1, 2003. During the period June 1, 2004 through May 31, 2005, four shareholders opted to redeem a total of 1,148,209 Fund shares for total proceeds of $11,306,083. During the period June 1, 2003 through May 31, 2004, five shareholders voted to redeem a total of 1,562,504 Fund shares for total proceeds of $15,308,518. Further as described in the Offering Memorandum, institutional investors (“accredited investors”) may periodically purchase shares of the Fund at its current net asset value per share. As stipulated by the Offering Memorandum, the Fund will terminate operations, and all investors will be required to tender all Shares outstanding on December 31, 2032.
For the fiscal year ended May 31, 2005, the management fee paid by the Fund was $2,185,178, and the reimbursement of operating expenses paid by the Fund to Access and MLIM was $483,375. For the prior fiscal year, the management fee paid by the Fund was $1,761,736 and the reimbursement of operating expenses received by the Fund from Access and MLIM was $250,489. These increases were due to increases in the net assets of the Fund. In addition, for the fiscal years ended May 31, 2004 and May 31, 2005, consistent with the Fund’s Management Agreement with Access and the Fund’s Private Offering Memorandum, the annual management fee paid to Access (and the corresponding sub-management fee paid by Access to MLIM) was determined based on the Fund’s average monthly gross assets, less accrued liabilities other than indebtedness for borrowings.
Yield
For the fiscal year ended May 31, 2005, the ratio of net investment income to average net assets (including borrowings) was 4.87% compared to 5.43% in the year ago period. At May 31, 2005, the SEC 30 day current yield was 4.74% compared with an SEC current yield of 4.66% at May 31, 2004.
Realized Gain/Loss
For the fiscal year ended May 31, 2005, the net realized loss was $3,045,862 compared to the net realized loss of $1,870,202 for the year ago period. The increase in realized loss was primarily due to the Fund’s hedging activities. The Fund experiences gain or loss on its hedges when the positions are closed or when they are rolled from one expiration cycle to the next.
Dividends to Shareholders
During the fiscal year ended May 31, 2005, the Fund declared dividends of $0.48 per Share. During the fiscal year ended May 31, 2004, the Fund declared dividends of $0.54 per Share. The decrease in dividends declared was attributable to increases in short-term borrowing costs for the Fund.
Total Return
For the fiscal year ended May 31, 2005, the Fund’s total return (net of management fees and operating expenses) was 7.14% compared to (0.56%) for the fiscal year ended May 31, 2004. The increase in total return during the year was primarily due to decreases in long term interest rates during the period.

Fund Designated Target Regions at May 31, 2005
The Fund’s Designated Target Regions are provided by Fund shareholders at the time of investment. At May 31, 2005, Designated Target Regions (based upon investor commitments at the time of investment) were:

DTRs	AMOUNT
California	$60,668,939
Colorado	1,173,493
Connecticut	7,084,919
Florida	500,000
Georgia	500,000
Hawaii	152,438
Illinois	3,657,817
Indiana	1,052,861
Iowa	626,143
Louisiana	5,000,000
Maine	111,014
Maryland	650,000
Massachusetts	91,070,206
Mississippi	100,000
Nebraska	10,000,000
New York	16,992,828
New Jersey	95,862,338
New Mexico	1,138,023
North Carolina	1,250,000
Ohio	12,563,679
Oregon	2,500,000
Pennsylvania	34,819,157
Rhode Island	250,000
South Dakota	5,655,359
Tennessee	1,730,000
Texas	21,180,563
Utah	12,695,228
Vermont	1,358,128
Virginia	500,000
Washington	2,000,000
Wisconsin	538,023

TOTAL	$393,381,156

Fund Impact per the Community Reinvestment Act
The Fund invests in securities that support community development economic activity as defined in the CRA.
At May 31, 2005, the Fund’s investments had outstanding loans to 5,520 homebuyers with incomes below 80% of median income from the following states in the following numbers:

Whole Loans
Alabama	28
Arizona	116
California	426
Colorado	33
Connecticut	111
Delaware	31
Florida	124
Georgia	18
Guam	2
Illinois	102
Indiana	6
Iowa	43
Kansas	2
Kentucky	10
Louisiana	17
Maine	2
Maryland	6
Massachusetts	939
Michigan	23
Mississippi	17
Minnesota	4
Missouri	5
Montana	2
Nebraska	61
Nevada	41
New Hampshire	57
New Jersey	1033
New Mexico	71
New York	225
North Carolina	22
Ohio	54
Oregon	71
Pennsylvania	763
Rhode Island	15
South Carolina	14
South Dakota	105
Tennessee	12
Texas	467
Utah	358
Vermont	14
Virginia	4
Washington	54
Washington, D.C.	3
Wisconsin	9

TOTAL	5,520

Many of the above loans were made under targeted CRA lending initiatives such as ACORN, Mass Housing Partnership and other individual banks’ tailor-made CRA lending programs.
In addition as of May 31, 2005, the Fund’s investments had outstanding loans to sponsors of 1,345 multi-family, 14 community based non-profit affordable housing rental units, 91 SBA loans and 10 Economic Development loans from the following states in the following amounts:

Multi-Family Units
Alabama	52
California	160
Delaware	120
Louisiana	230
Mississippi	47
New York	222
South Dakota	48
Texas	294
Utah	172

TOTAL	1,345

Affordable Housing

Community Based Non-Profit
Rhode Island	12
Massachusetts	1
Connecticut	1

TOTAL	14

SBA Loans
CA	2
FL	1
KY	1
MA	7
MD	1
MN	2
NJ	13
NY	1
UT	63

TOTAL	91

Economic Development Loans
CA	4
MA	5
TX	1

TOTAL	10

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
Liquidity Risk. Securities purchased by the Fund will generally be privately placed debt instruments. The market for resale of these securities may be limited. Furthermore, the Fund may pay a premium for community economic development securities purchased without any assurance that a comparable premium can be received upon sale of the security.
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
Most of the Fund’s holdings are in mortgage-backed securities (MBS) that are comprised of pooled mortgages to low and moderate-income homebuyers. These homebuyers generally have the right to prepay or refinance their mortgages at any time, making prepayment risk an important component of the market risk for the portfolio. While prepayments can occur for a variety of reasons (e.g., selling a home, death, default) they are most often associated with a consumer refinancing a mortgage to take advantage of lower interest rates. There is, therefore, a structural asymmetry, also known as negative convexity, in the MBS market as lower rates will raise the value of most fixed rate payment streams, but may cause wide-scale prepayments for fixed rate MBS due to mortgage refinancing.
An industry standard method for evaluating interest rate risk in a portfolio is to run a scenario analysis that calls for an instantaneous increase or decrease in interest rates across the board. While the scenario is a highly unlikely one, it does produce a widely used measurement for a portfolio’s interest rate convexity and negative convexity.
At May 31, 2005 an instantaneous rate increase of 100 basis points (1.0%) would have caused the Fund’s portfolio to decline in value by -4.0%. An instantaneous rate decrease of 100 basis points (–1.0%) would have caused the Fund’s portfolio to increase in value by +1.9%.
Leverage Risk. The Fund may use leverage as part of its investment program. Typically the Fund will borrow money short term using portions of the portfolio as collateral. The proceeds received from borrowing are invested in additional portfolio securities. Interest income on securities purchased with borrowed funds is usually above the interest expense associated with borrowings although the precise amount is a function of the slope of the yield curve and changes with market conditions. The purchase of additional investments using borrowed funds may increase the portfolio’s interest rate risk. The managers may use derivatives (see below) to hedge the incremental interest rate risk associated with the use of leverage. An important component of a successful leverage strategy is the ability to deleverage without interfering with core portfolio management functions. In the past the managers have been able to raise and lower the level of leverage in response to changing market conditions. The managers and the Fund’s Board of Directors regularly review the amount of leverage being deployed.
Derivatives Risk. The Fund may use derivative instruments, including futures, forwards, options, indexed securities, and inverse securities for hedging purposes. Hedging is a strategy in which the Fund uses a derivative to offset the risk that other Fund holdings may decrease in value. While hedging can reduce losses, it can also reduce or eliminate gains if the market moves in a different manner than anticipated by the Fund or if the cost of the derivative outweighs the benefit of the hedge. Hedging also involves the risk that changes in the value of the derivative will not match those of the holdings being hedged as expected by the Fund, in which case any losses on the holdings being hedged may not be reduced and may be increased. Losses may arise due to changes in the value of the contract or if the counterparty does not perform under the contract. There can be no assurance that the Fund’s hedging strategy will reduce risk or that hedging transactions will be either available or cost effective.
A summary of the Fund’s portfolio holdings as of May 31, 2005 is contained in the Schedule of Investments included in Item 8 of this report.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting:

The management of the Fund is responsible for establishing and maintaining adequate internal control over financial reporting. In late February 2005 after the SEC decided to extend the deadline for complying with Section 404 of Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) for certain accelerated filers, management learned that it would nevertheless still be obligated to meet a new Sarbanes-Oxley requirement to furnish a report on internal control over financial reporting for the Fund including management’s assessment of the effectiveness of such control. Subsequently, management has been engaged in the process of conducting an assessment of the effectiveness of the Fund’s internal control over financial reporting based on a framework consistent with the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework”). As described below, management has not yet completed this assessment process.

As a framework for this assessment, management seeks to maintain a comprehensive system of internal control intended to ensure that transactions are executed in accordance with the authorization of the Board, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures. To meet the new Sarbanes-Oxley requirement, management has worked with the sub-manager and other service providers in developing documentation to provide reasonable support for this assessment. Although the newly mandated Sarbanes-Oxley assessment has not been completed as of the date of filing, management has not identified nor has it been alerted to any evidence of material weaknesses or significant deficiencies in the effectiveness of internal control over financial reporting. Should any material weaknesses or significant deficiencies be identified, management is prepared to take all reasonable steps necessary pursuant to the requirements of Sarbanes-Oxley and other applicable federal and state law in order to address them.

Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal control can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If the Fund fails to maintain the adequacy of its internal control, including any failure to implement required new or improved control, or if the Fund experiences difficulties in implementation, the Fund’s business and operating results could be harmed, the Fund could fail to meet its reporting obligations.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
To the Board of Directors and Shareholders of
Access Capital Strategies Community Investment Fund, Inc.:
We were engaged to audit management’s assessment regarding the effectiveness of internal control over financial reporting of Access Capital Strategies Community Investment Fund, Inc. (the “Fund”) as of May 31, 2005. The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.
As described in Item 9A of Form 10-K, Controls and Procedures, the Fund was unable to complete its assessment of the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we were unable to perform auditing procedures necessary to form an opinion on either management’s assessment or on the effectiveness of the Fund’s internal control over financial reporting as of May 31, 2005.
A fund’s internal control over financial reporting is a process designed by, or under the supervision of, the fund’s principal executive and principal financial officers, or persons performing similar functions, and effected by the fund’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A fund’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the fund are being made only in accordance with authorizations of management and directors of the fund; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the fund’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Because of the limitation on the scope of our audit described in the third preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the Fund’s internal control over financial reporting as of May 31, 2005.
We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the schedule of investments, as of May 31, 2005 and the related statements of operations and cash flows for the year then ended, the statements of changes in net assets for each of the two years in the period then ended, and the financial highlights for each of the five years in the period then ended of the Fund and have issued our report dated August 5, 2005 that expressed an unqualified opinion on those financial statements and financial highlights.
DELOITTE & TOUCHE LLP
Princeton, New Jersey
August 5, 2005

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Access Capital Strategies Community Investment Fund, Inc.:
We have audited the accompanying statement of assets and liabilities, including the schedule of investments, of Access Capital Strategies Community Investment Fund, Inc. as of May 31, 2005, and the related statements of operations and cash flows for the year then ended, the statements of changes in net assets for each of the two years in the period then ended, and the financial highlights for each of the five years in the period then ended. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned at May 31, 2005 by correspondence with the custodian and brokers; where replies were not received from brokers, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Access Capital Strategies Community Investment Fund, Inc., and the results of its operations and its cash flows for the year then ended, the changes in its net assets for each of the two years in the period then ended, and its financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.
We were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Fund’s internal control over financial reporting as of May 31, 2005, and our report dated August 5, 2005 disclaimed opinions on management’s assessment of the effectiveness of the Fund’s internal control over financial reporting and on the effectiveness of the Fund’s internal control over financial reporting because of a scope limitation.
DELOITTE & TOUCHE LLP
Princeton, New Jersey
August 5, 2005

Access Capital Strategies Community Investment Fund, Inc.
Schedule of Investments
May 31, 2005

	Face Amount	Market Value
MORTGAGE-BACKED SECURITIES (114.8%):
Federal National Mortgage Association (FNMA) (75.6%):
15 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 6/1/18-3/1/19 (c)	$13,953,503	$14,029,251
5.00%, 12/1/17 - 2/1/19	7,872,381	8,018,513
5.50%, 3/1/16-7/1/19	1,423,047	1,471,115
7.00%, 1/1/15	75,602	79,900
30 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 5/1/33 - 9/1/34	16,829,216	16,524,503
5.00%, 7/1/32 - 4/1/35 (c)	101,253,256	101,957,894
5.50%, 9/1/32 - 4/1/35 (c)	86,323,412	88,123,244
6.00%, 7/1/29 - 10/1/34 (c)	23,889,619	24,730,564
6.50%, 3/1/31 - 8/1/34	15,519,314	16,245,364
7.00%, 6/1/29 - 3/1/31	872,811	927,974
7.25%, 12/1/29	29,542	31,669
7.50%, 12/1/29 - 1/1/31	559,603	602,942
8.00%, 2/1/30 - 4/1/30	370,512	401,667

Total Single Family Mortgage-Backed Securities		273,144,600

Multi Family Mortgage-Backed Securities
4.66%, 10/1/13	979,846	1,001,042
4.78% 5/1/14	493,265	505,937
4.89%, 6/1/15	1,000,000	1,016,250
4.93%, 10/1/12	979,543	1,013,564
5.22%, 6/1/20	2,500,000	2,608,923
5.23%, 4/1/21	1,951,827	2,003,339
5.37%, 11/1/21	5,033,956	5,403,887
5.41%, 2/1/21	1,054,789	1,134,721
5.51%, 11/1/21	762,278	808,553
6.38%, 5/1/11	1,197,132	1,314,646
6.50%, 5/1/17	1,268,368	1,409,042
6.70%, 6/1/19	652,289	739,269
7.58%, 5/1/18	607,000	741,216
7.97%, 9/1/17	721,393	881,471

Total Multi-Family Mortgage-Backed Securities		20,581,860

Total Federal National Mortgage Association Securities		293,726,460

Federal Home Loan Mortgage Corporation (32.9%):
15 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 1/1/19 - 11/1/19	1,875,758	1,880,040
5%, 11/1/18 - 11/1/19	2,428,654	2,473,402
5.50%, 9/1/19 - 11/1/19	1,664,307	1,721,024
30 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 8/1/33 - 9/1/33	2,007,153	1,970,994
5.00%, 6/1/33 - 5/1/35 (c)	31,505,539	31,688,717
5.50%, 9/1/29 - 6/15/35 (b)(c)	57,847,921	59,124,553
6.00%, 3/1/31 - 12/1/34	20,429,242	21,130,841
6.50%, 6/1/29 - 8/1/32	5,767,043	6,031,975
7.00%, 11/1/29 - 4/1/31	787,724	835,982
7.50%, 12/1/29 - 2/1/30	757,236	817,529

Total Federal Home Loan Mortgage Corporation Single Family Mortgage-Backed Securities		127,675,057

	Face Amount	Market Value
GNMA Pool (1.3%):
30 Year Fixed Rate Single Family Mortgage-Backed Securities
6.00%, 12/15/31	$823,391	$856,735
6.50%, 4/15/32-4/20/32	444,165	467,989
7.00%, 4/15/32	175,375	186,986
Multi Family Mortgage-Backed Securities
5.13%, 3/15/34	627,170	642,131
5.75%, 9/15/23	735,420	775,251
6.25%, 9/15/32	522,876	574,004
8.25%, 12/15/32	1,444,125	1,600,703

Total GNMA Pool Mortgage-Backed Securities		5,103,799

Community Reinvestment Revenue Notes (0.8%)
4.21%, 9/1/19	3,000,000	2,940,000

Total Community Reinvestment Revenue Notes		2,940,000

Small Business Administration (d) (4.2%):
3.05%, 4/25/28 (a)	1,442,910	1,435,993
3.05%, 3/25/29	3,153,675	3,138,576
3.10%, 9/1/28	1,551,533	1,547,654
3.10%, 9/25/29	2,002,348	1,997,342
3.10%, 11/25/29	2,180,274	2,177,549
3.10%, 4/25/30	1,771,523	1,771,523
3.13%, 6/25/18 (a)	643,355	641,622
3.15%, 10/25/10	636,358	634,029
3.15%, 3/25/14	2,264,955	2,258,983
6.38%, 1/25/09	672,020	694,738

Total Small Business Administration Securities		16,298,009

Total Mortgage-Backed Securities		445,743,325

FLOATING RATE NOTES (d)(e) (2.6%):
Massachusetts Housing Investment Corporation, due 1/1/35, initial coupon 6.67%	9,375,000	10,022,973

Total Floating Rate Notes		10,022,973

MUNICIPAL BONDS (0.5%):
Guam Power Authority Revenue Bonds, Series A, 5% due 10/01/24	140,000	147,084
Utah Housing Corporation Single Family Mortgage Revenue Bonds, 3.36% due 7/1/14	750,000	754,080
Utah Housing Corporation Single Family Mortgage Revenue Bonds, 3.48% due 7/1/14	1,000,000	1,031,450

Total Municipal Bonds		1,932,614

Total investments (cost — $451,642,590*) — 117.9%		457,698,912
Liabilities in excess of other assets — (17.9%)		(69,399,972)

Net assets — 100.0%		$388,298,940

*	The cost and unrealized appreciation (depreciation) of investments, as of June 30, 2005, as computed for federal income tax purposes, were as follows:

Aggregate cost	$451,642,590

Gross unrealized appreciation	$7,187,723
Gross unrealized depreciation	(1,131,401)

Net unrealized appreciation	$6,056,322

(a)	All or a portion held as collateral in connection with open financial futures contracts.

(b)	Represents or includes a “to-be-announced” (TBA) transaction. The Fund has committed to purchasing securities for which all specific information is not available at this time.

(c)	All or a portion held as collateral in connection with open reverse repurchase agreements.

(d)	Floating rate note.

(e)	Restricted security as to resale, representing 2.6% of net assets, was as follows:

	Acquisition
Issue	Date	Cost	Value

Massachusetts Housing Investment Corporation, due 1/1/35, initial coupon 6.67%	3/29/2005	$9,375,000	$10,022,973

Pursuant to the financial futures contracts, the Fund agrees to receive from or pay to the broker an amount equal to the daily fluctuation in values of the contract. Such receipts or payments, which are settled the following business day, are known as variation margin and are recorded by the Fund as unrealized gains or losses. Financial futures contracts sold as of May 31, 2005 were as follows:

Number of				Unrealized
Contracts	Issue	Expiration Date	Face Value	Depreciation
200	U.S. Five-Year Treasury Bonds	September 2005	$21,658,817	$(94,308)
175	U.S. Ten-Year Treasury Bonds	September 2005	$19,689,800	(131,684)

Total Unrealized Depreciation-Net				$(225,992)

See Notes to Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.
STATEMENT OF ASSETS AND LIABILITIES AS OF MAY 31, 2005

Assets:
Investments in unaffiliated securities, at value (identified cost — $451,642,590)		$457,698,912
Cash		1,094,568
Receivables:
Interest	$2,134,375
Capital shares sold	1,895,289
Principal paydowns	260,794	4,290,458

Prepaid expenses		561

Total assets		463,084,499

Liabilities:
Payables:
Reverse repurchase agreements (including accrued interest of $83,779)	68,596,779
Securities purchased	4,337,013
Dividends to shareholders	1,488,313
Investment adviser	141,417
Variation margin	132,813
Other affiliates	3,318	74,699,653

Accrued expenses		85,906

Total liabilities		74,785,559

Net Assets		$388,298,940

Net Assets Consist of:
Paid-in capital		$394,186,630
Accumulated distributions in excess of investment income-net	$(1,310,503)
Accumulated realized capital losses-net	(10,407,517)
Unrealized appreciation-net	5,830,330

Total accumulated losses-net		(5,887,690)

Net Assets		$388,298,940

Net Asset Value Per Share		$9.82

Shares issued and outstanding, $.0000001 par value, 100,000,000 shares authorized		39,552,378

See Notes to Financial Statements

Access Capital Strategies Community Investment Fund, Inc.
STATEMENT OF OPERATIONS

		Year Ended
		May 31,
		2005
Investment Income:
Interest		$22,656,709
Other		93,750

Total investment income		22,750,459

Expenses:
Management fees	$2,185,178
Interest expense	1,445,180
Professional fees	154,633
Accounting services	137,066
Investment structuring fees	93,750
Pricing fees	54,360
Custodian fees	53,142
Director’s fees and expenses	26,000
Transfer agent fees	19,999
Other	33,648

Total expenses before reimbursement	4,202,956
Reimbursement of expenses	483,375

Total expenses after reimbursement		4,686,331

Investment income-net		18,064,128

Realized & Unrealized Gain (Loss)-Net:
Realized loss on:
Investments-net	(484,710)
Financial futures contracts-net	(2,561,152)	(3,045,862)

Change in unrealized appreciation/depreciation on:
Investments-net	10,719,212
Financial futures contracts-net	(396,018)	10,323,194

Total realized and unrealized gain-net		7,277,332

Net Increase in Net Assets Resulting from Operations		$25,341,460

See Notes to Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.
STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended
	May 31,
Increase (Decrease) in Net Assets:	2005	2004
Operations:
Investment income-net	$18,064,128	$15,626,451
Realized loss-net	(3,045,862)	(1,870,202)
Change in unrealized appreciation/depreciation-net	10,323,194	(15,340,672)

Net increase (decrease) in net assets resulting from operations	25,341,460	(1,584,423)

Dividends to Shareholders:
Dividends to shareholders from investment income-net	(18,064,128)	(15,598,955)

Capital Share Transactions:
Net proceeds from sale of shares	41,905,000	129,965,000
Value of shares issued to shareholders in reinvestment of dividends	3,855,491	2,060,217

Total issued	45,760,491	132,025,217
Cost of shares redeemed	(11,306,083)	(15,308,519)

Net increase in net assets derived from capital share transactions	34,454,408	116,716,698

Net Assets:
Total increase in net assets	41,731,740	99,533,320
Beginning of year	346,567,200	247,033,880

End of year*	$388,298,940	$346,567,200

*Accumulated distributions in excess of investment income-net	$(1,310,503)	$(1,310,503)

See Notes to Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.
STATEMENT OF CASH FLOWS

Year Ended
May 31, 2005
Cash Used for Operating Activities:
Net increase in net assets resulting from operations	$25,341,460
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Increase in receivables	(166,710)
Increase in other assets	(291)
Increase in other liabilities	176,748
Realized and unrealized gain-net	(7,277,332)
Realized and unrealized gain on financial futures contracts-net	(2,957,170)
Amortization of premium and discount	114,958
Other non-cash items	(46,290)
Proceeds from paydowns and sales of long-term investments	145,434,262
Purchases of long-term investments	(205,439,322)

Net cash used for operating activities	(44,819,687)

Cash Provided by Financing Activities:
Cash receipts from issuance of common stock	54,794,962
Cash receipts from reverse repurchase agreements — net	17,413,000
Cash payments on capital shares redeemed	(11,306,083)
Dividends to shareholders	(14,030,827)
Decrease in custodian bank payable	(956,797)

Net cash provided by financing activities	45,914,255

Cash:
Net increase in cash	1,094,568
Cash at beginning of year	—

Cash at end of year	$1,094,568

Cash Flow Information:
Cash paid for interest	$1,378,581

Non-Cash Financing Activities
Capital shares issued in reinvestment of dividends paid to shareholders	$3,855,491

See Notes to Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.
FINANCIAL HIGHLIGHTS
     The following per share data and ratios have been derived from information provided in the financial statements.

	Year Ended May 31,
	2005	2004	2003	2002 ++	2001 ++
Per Share Operating Performance:
Net asset value, beginning of year	$9.62	$10.21	$10.19	$9.97	$9.50

Investment income-net	.48 **	.54 **	.62 **	.64	.63
Realized and unrealized gain(loss)-net	.20	(.59)	.12	.22	.50

Total from investment operations	.68	(.05)	.74	.86	1.13

Less dividends from investment income-net	(.48)	(.54)	(.72)	(.64)	(.66)

Net asset value, end of year	$9.82	$9.62	$10.21	$10.19	$9.97

Total Investment Return:*
Based on net asset value per share	7.14%	(.56)%	7.46%	8.88%	12.12%

Ratios to Average Net Assets: ‡
Expenses, net of reimbursement and excluding interest expense and investment structuring fees	.85%	.87%	.68%	.64%	.58%

Expenses, excluding interest expense	.74%	.78%	.75%	.77%	.58%

Expenses	1.13%	1.04%	1.04%	1.06%	1.23%

Investment income-net	4.87%	5.43%	6.08%	6.41%	6.63%

Ratios to Average Net Assets, Plus Average Borrowings: +, ‡
Expenses, net of reimbursement and excluding interest expense and investment structuring fees	.72%	.71%	.57%	.58%	—

Expenses, excluding interest expense	.63%	.64%	.64%	.68%	—

Expenses	.96%	.85%	.88%	.94%	—

Investment income-net	4.13%	4.44%	5.14%	5.73%	—

Supplemental Data:
Net assets, end of year (in thousands)	$388,299	$346,567	$247,034	$184,884	$122,188

Portfolio turnover	33%	46%	42%	20%	25%

*	Total investment returns exclude the effects of sales charges.

**	Based on average shares outstanding.

+	Effective June 1, 2003, the six basis point and two basis point expense reimbursement caps described below were replaced with and superceded by a 25 basis point expense reimbursement cap. To the extent that the Fund’s operating expenses (exclusive of management fees and interest expense) in a given fiscal year are less than .25% of the Fund’s monthly average net assets, the Fund will repay the Fund’s investment manager (“Access”) and sub-investment manager (“MLIM”) for operating expenses previously borne or reimbursed by Access and MLIM (provided that in no circumstance will the Fund pay or reimburse more than 25 basis points of the Fund’s monthly average assets for operating expenses and expense reimbursement collectively in any fiscal year). Prior to that time, the Fund’s operating expenses were being recorded by the Fund and the Fund was being reimbursed by Access and MLIM for operating expenses in excess of six basis points. Prior to June 1, 2003, the expense reimbursement cap was six basis points (0.06%). During the fiscal year ended May 31, 2003, the Fund also continued to be charged two basis points (0.02%) of the Fund’s total assets, including assets purchased with borrowed funds, to reimburse Access for unreimbursed expenses relating to the Fund paid by Access prior to March 2001.

‡	This ratio is calculated based upon the average net assets plus average borrowings.

++	For the years ended May 31, 2002 and 2001, per share operating performance figures have been adjusted to reflect a 10,000 for 1 stock split that occurred on July 9, 2001.
See Notes to Financial Statements.

ACCESS CAPITAL STRATEGIES
COMMUNITY INVESTMENT FUND, INC.
Notes to Financial Statements
May 31, 2005
(1) Organization
     Access Capital Strategies Community Investment Fund, Inc. (the “Fund”), a Maryland Corporation, is organized as a non-diversified closed-end management investment company electing status as a business development company under the Investment Company Act of 1940, as amended. The Fund commenced operations on June 23, 1998.
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
(2) Significant Accounting Policies
     The following is a summary of significant accounting policies consistently followed by the Fund in the preparation of the financial statements. The policies are in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that effect amounts reported therein. Although actual results may differ from these estimates, any such differences are expected to be immaterial to the net assets of the Fund.
     (a) Valuation of Securities
     Portfolio securities the principal market for which is a securities exchange will be valued at the closing sales price on that exchange on the day of computation, or, if there have been no sale during such day, at the bid quotations. If no such bid prices are available, then the securities will be valued in good faith at their respective fair market values using methods determined by or under the supervision of the Board. Corporate Loans are valued at the mean between the last available bid and asked prices from one or more brokers or dealers as obtained from a pricing service. Portfolio securities the principal market for which is not a securities exchange and for which State Street Bank and Trust Company (“State Street”), which provides accounting (in addition to custody) services to the Fund, can obtain a price from an independent pricing agent are valued at the price obtained from the independent pricing agent. The price is adjusted for the Community Reinvestment Act (“CRA”) premium, which is obtained from an independent source. Portfolio securities the principal market for which is not a securities exchange and for which State Street cannot obtain a price from an independent pricing agent are valued at their respective fair market values by the MLIM Fixed Income Pricing Committee, provided that the price (or change in price) does not affect the Fund’s NAV by more than 1/2 of 1%. Portfolio securities the principal market for which is not a securities exchange, for which State Street cannot obtain a price from an independent pricing agent, and the price (or change in price) of which the MLIM Fixed Income Pricing Committee determines would affect the Fund’s NAV by more than 1/2 of 1% are valued at their respective fair market values by the Fund’s Pricing Committee.
     Financial futures contracts are stated at market value. All other assets and securities including securities for which market quotations are not readily available are valued at their fair value as determined in good faith under the general supervision of the Board of Directors of the Fund (the “Directors”). Occasionally, events affecting the values of securities and other assets may occur between the times at which valuations of such securities are determined (that is, close of the market on which such securities trade) and the close of business on the New York Stock Exchange. If events (for example, company announcement, natural disasters, market volatility) occur during such periods that are expected to materially affect the value for such securities, those securities may be valued at their fair market value as determined in good faith by the Directors, or by the Fund’s investment manager, Access Capital Strategies LLC, or its sub-manager, MLIM, using a pricing service and/or procedures approved by the Directors.
     (b) Repurchase Agreements
     It is the policy of the Fund to require the custodian bank to take possession by having legally segregated in the Federal Reserve Book entry system all securities held as collateral in support of the reverse repurchase agreement investments.

Additionally, procedures have been established by the Fund to monitor, on a daily basis, the market value of each repurchase agreement’s underlying securities to ensure the existence of a proper level of collateral.
     The Fund will only enter into repurchase agreements with banks and other recognized financial institutions such as broker/dealers which are deemed by the manager or the sub-manager to be creditworthy pursuant to guidelines established by the Directors. Risk may arise from potential inability of counterparties to honor the terms of the repurchase agreement. Accordingly, the Fund could receive less than the repurchase price on the sale of the collateral securities.
     (c) Reverse Repurchase Agreements
     To obtain short-term financing, the Fund may enter into reverse repurchase agreements with banks and other recognized financial institutions such as broker/dealers that are deemed by the Fund’s manager or sub-manager to be creditworthy pursuant to the guidelines established by the Directors. Interest on the value of the reverse repurchase agreements is based upon competitive market rates at the time of issuance. At the time the Fund enters into a reverse repurchase agreement, it will establish and maintain a segregated account with the custodian containing qualifying assets having a value not less than the repurchase price, including accrued interest. If the counterparty to the transaction is rendered insolvent, the ultimate realization of the securities to be repurchased by the Fund may be delayed or limited. At May 31, 2005, the Fund has $59.0 million of portfolio securities pledged as collateral for reverse repurchase agreements.
     (d) Derivatives
     The Fund may use derivative instruments, including futures, forwards, options, indexed securities and inverse securities for hedging purposes only. During the fiscal year ended May 31, 2005, the Fund only used financial future contracts. Derivatives allow the Fund to increase or decrease its risk exposure more quickly and efficiently than other types of instruments. While hedging can reduce losses, it can also reduce or eliminate gains if the market moves in a different manner than anticipated by the Fund or if the cost of the derivative outweighs the benefit of the hedge. Hedging also involves the risk that changes in the value of the derivative will not match those of the holdings being hedged as expected by the Fund, in which case any losses on the holdings being hedged may not be reduced and may be increased. Losses may also arise due to changes in the value of the contract or if the counterparty does not perform under the contract. There can be no assurance that the Fund’s hedging strategy will reduce risk or that hedging transactions will be available or cost effective.
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
     (i) Securities Sold Short
     When the Fund engages in a short sale, an amount equal to the proceeds received by the Fund is reflected as an asset and an equivalent liability. The amount of the liability is subsequently marked-to-market to reflect the market value of the short sale. The Fund maintains a segregated account of securities as collateral for the short sales. The Fund is exposed to market risk based on the amount, if any, that the market value of the stock exceeds the market value of the securities in the segregated account. The Fund is required to repay the counterparty any dividends or interest received on the security sold short.
(3) Investments
     Purchases (including payups) and sales of investments (including paydowns), excluding short-term securities, for the year ended May 31, 2005 were $194.3 million and $145.3 million, respectively.
(4) Investment Management Agreement and Other Transactions with Affiliates
     Access serves as the Fund’s Investment Manager. Access is a registered investment adviser under the Investment Advisers Act of 1940. As of May 31, 2005, the Federal National Mortgage Association (“Fannie Mae”) through its affiliate, the FannieMae American Communities Fund, holds 32% equity interest in Access. At May 31, 2005, the Fund held $293,726,460 in Fannie Mae mortgage-backed securities representing 75.6% of the Fund’s net assets.
     For the fiscal year ended May 31, 2005, Access was paid an annual management fee, paid monthly of fifty basis points (0.50%) of the Fund’s average monthly gross assets less accrued liabilities, other than indebtedness for borrowing.
     Access has entered into a sub-management agreement (the “Sub-Management Agreement”) with MLIM. Under the Sub-Management Agreement, MLIM has assumed certain investment and administrative duties of Access and for such services MLIM receives from Access an annual sub-management fee paid monthly at an annual rate of twenty-five basis points (0.25%) of the Fund’s average gross monthly assets, less accrued liabilities other than indebtedness for borrowings. For the year ended May 31, 2005, MLIM received approximately one-half of the $2,185,178 management fee. As of May 31, 2005, 14.9% of the Fund’s outstanding shares are owned by Merrill Lynch Community Development Corp., an affiliate of MLIM.
     To the extent that the Fund’s operating expenses in a given fiscal year are less than 0.25% of the Fund’s monthly average net assets, the Fund will repay Access and MLIM for operating expenses previously borne or reimbursed by Access and MLIM (provided that in no circumstance will the Fund pay or reimburse more than 25 basis points of the Fund’s monthly average assets for operating expenses and expense reimbursement collectively in any fiscal year). For the year ended May 31, 2005, the Fund repaid Access and MLIM $483,375 which is the remainder of the unreimbursed expenses.
     For certain issues purchased by the Fund, the issuer may pay a 100 basis point (1%) structuring fee to the Fund. In the event that the Fund receives a structuring fee from an issuer, Access charges the Fund an investment structuring fee equal to 100 basis points (1%). For the year ended May 31, 2005, the Fund received $93,750 in structuring fees from issuers and accordingly, the Fund paid each of Access and MLIM $46,875 in structuring fees.
     Access maintains a shareholder account for each investor in the Fund. Investors making a commitment to the Fund pay Access a one-time commitment fee of 25 basis points (0.25%) of the commitment. During the year ended May 31, 2005, Access received $108,750 in commitment fees, of which $5,500 was paid to FAM Distributors, Inc., an affiliate of MLIM.
(5) Capital Share Transactions
     The Fund has authorized 100,000,000 shares of $.0000001 par value common stock. Shares issued and outstanding during the year ended May 31, 2005 increased by 3,516,788; 4,271,086 as a result of shares sold and 393,911 as a result of dividend reinvestment. During the year ended May 31, 2004 shares issued and outstanding increased by 11,839,884; 13,192,784 as a result of shares sold and 209,604 as a result of dividend reinvestment. At May 31, 2005, there were 39,552,378 shares outstanding.
     As described in the Fund’s Private Offering Memorandum (“Offering Memorandum”), shareholders of the Fund may be offered the opportunity to participate in a quarterly repurchase program. In every quarter since inception, June 23, 1998, the Fund has offered shareholders the opportunity to participate in this program. Four times each year shareholders receive a letter asking if they wish to redeem some or all of their Fund Shares. Investors redeeming their Shares will receive the then current net asset value per Share and have transferred to their account maintained by Access the net proceeds from liquidation of their Shares of the Fund. During the fiscal year ended May 31, 2005, four shareholders opted to redeem a total of 1,148,209 Fund shares for total proceeds of $11,306,083. During the fiscal year ended May 31, 2004, five shareholders opted to redeem a total of 1,562,504 Fund shares for total proceeds of $15,308,518. Further as described in the Offering Memorandum, certain institutional investors (“accredited investors”) may periodically purchase shares of the Fund at its current net asset value per share. As stipulated by the Offering Memorandum, the Fund will terminate operations, and all investors will be required to tender all Shares outstanding on December 31, 2032.
(6) Securities Transactions
     Purchases, payups, sales and paydowns of investment securities (excluding purchases, sales and maturities of short-term securities) were as follows for the year ended May 31, 2005:

Purchases	Payups	Sales	Paydowns

$194,280,188	$10,347	$63,982,130	$81,342,728
     The Fund had the following reverse repurchase agreements outstanding at May 31, 2005:

Repurchase amount	Counterparty	Interest rate	Maturity date
$1,500,000	Credit Suisse First Boston Corp.	3.09%	6/01/05
$11,600,000	Credit Suisse First Boston Corp.	3.10%	6/01/05
$8,720,000	Credit Suisse First Boston Corp.	3.08%	6/13/05
$46,693,000	Credit Suisse First Boston Corp.	3.10%	6/13/05
     The average daily balance, weighted average interest rate and maximum amount outstanding under these agreements for the year ended May 31, 2005 were as follows:

Average daily	Weighted average	Maximum
balance outstanding	interest rate	amount outstanding

$66,252,115	2.18%	$96,600,000
(7) Distributions to Shareholders:
     The tax character of distributions paid during the fiscal years ended May 31, 2005 and May 31, 2004 was as follows:

	5/31/2005	5/31/2004
Distributions paid from:
Ordinary income	$18,064,128	$15,535,125
Tax return of capital	—	63,830

Total taxable distributions	$18,064,128	$15,598,955

As of May 31, 2005, the components of accumulated losses on a tax basis were as follows:

Undistributed ordinary income — net	$(1,310,503)
Undistributed long-term capital gains — net	—

Total undistributed earnings — net	(1,310,503)
Capital loss carryforward	(7,985,514)*
Unrealized gains — net	3,408,327 **

Total accumulated losses — net	$(5,887,690)

*	On May 31, 2005, the Fund had a net capital loss carryforward of $7,985,514, of which $16,310 expires in 2007, $137,249 expires in 2008, $644,962 expires in 2009, $310,646 expires in 2010, $1,093,937 expires in 2011, $2,026,076 expires in 2012 and $3,756,334 expires in 2013. This amount will be available to offset like amounts of any future taxable gains.

**	The difference between book-basis and tax-basis net unrealized gains is attributable primarily to the tax deferral of losses on straddles, the realization for tax purposes of unrealized gains (losses) on certain futures contracts and the deferral of post-October capital losses for tax purposes.

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
ITEM 9A. CONTROLS AND PROCEDURES

As described in item 8 above, the management of the Fund is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over internal control. This is the first year that management has been required to meet a new requirement, promulgated pursuant to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), to furnish a report on internal control over financial reporting for the Fund including management’s assessment of the effectiveness of such control. In cooperation with the sub-manager and other service providers, an assessment of the effectiveness of the Fund’s internal control over financial reporting based on a framework consistent with the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework”) is underway. Although management has not completed this assessment process, it expects to do so as soon as reasonably practicable.

As a framework for this assessment, management seeks to maintain a comprehensive system of internal control intended to ensure that transactions are executed in accordance with the authorization of the Board, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures. As part of this process, management has worked with the sub-manager and service providers to develop documentation to provide reasonable support for its assessment. Although the newly mandated Sarbanes-Oxley assessment has not been completed as of the date of filing, management has not identified nor has it been alerted to any evidence of material weaknesses or significant deficiencies in the effectiveness of its internal control over financial reporting. Should any material weaknesses or significant deficiencies be identified, management is prepared to take all reasonable steps necessary pursuant to the requirements of Sarbanes-Oxley and other applicable federal and state law in order to address them.

Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal control can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If the Fund fails to maintain the adequacy of its internal control, including any failure to implement required new or improved control, or if the Fund experiences difficulties in implementation, the Fund’s business and operating results could be harmed, the Fund could fail to meet its reporting obligations.

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
At May 31, 2005, the Fund’s Directors were:

Principal Occupation During At Least Past Five Years and
Name, Age and Offices with the Fund	Public Directorships as of March 1, 2004
Stephen B. Swensrud, 72 Director since 2001	Chairman of Fernwood Advisors, Inc. (investment adviser) since 1996; Principal of Fernwood Associates (financial consultant) since 1975; Chairman, R.P.P. Corporation (manufacturing company), since 1978; Director, International Mobile Communications, Inc. (telecommunications company) since 1998.

In addition, Mr. Swensrud is a Director of 39 registered investment companies consisting of 59 portfolios advised by Merrill Lynch Investment Managers, L.P. or its affiliates.

W. Carl Kester, 53 Director since 2005	Mizuho Financial Group, Professor of Finance, Senior Associate Dean and Chairman of the MBA Program of Harvard Business School since 1999; Member of the faculty of Harvard Business School since 1981. Independent consultant since 1978.

In addition, Mr. Kester is a Director of 19 registered investment companies consisting of 25 portfolios advised by Merrill Lynch Investment Managers, L.P. or its affiliates.

Andrew J. Donohue*, 54 Director since 2005	First Vice President and General Counsel of MLIM and Fund Asset Management, L.P. since 2003; Senior Vice President, Director and General Counsel of Princeton Services, Inc. since 2003; President, Director and General Counsel of FAMD since 2004; Senior Vice President and General Counsel of Princeton Administrators, L.P. since 2003; and Director of certain investment companies advised by MLIM or its affiliates since 2004.

Peter J. Blampied, 62 Director since 1997	President, Corcoran Management Company, a real estate firm, since 1998. Vice Chairman, Citizens Bank of Massachusetts, from 1993 to 1994. Chairman, President & CEO Boston Five Bancorp, from 1989 to 1993.

In addition Mr. Blampied is a Director of A.W. Perry, Inv. (1998-present) and Environmental Power Corp. (1998-present), and a Trustee of Northeast Investors Trust (2000-present).

Ronald A. Homer*, 58 Director since 1997	CEO & Co-Managing Member, Access Capital Strategies LLC (the Manager) since 1997. President & CEO, Boston Bank of Commerce, from 1983 to 1996.

Kevin J. Mulvaney, 57 Director since 1997	In addition, Mr. Homer is a Director of Sallie Mae (GSE). President, Strategic Advisors Group, a management-consulting firm, since 1997. Formerly President of DRI/McGraw Hill, from 1994 to 1997. Executive Vice President, Bank of Boston (prior to 1993).

*	An “interested” Director.

Audit Committee Financial Expert
The board of directors of the Fund has determined that Peter J. Blampied, W. Carl Kester, Kevin J. Mulvaney, and Steven B. Swensrud are “audit committee financial experts” as defined in Item 401(h) of Regulation S-K. Each audit committee financial expert is “independent” as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.
Officers
     The officers of the Fund are elected by and serve at the pleasure of the Board of Directors of the Fund. At May 31, 2005, the officers of the Fund were:

Name (Age)	Position	Other Affiliation
Ronald A. Homer (58)	Chairman (since 1997)	CEO & Co-Managing Member, Access Capital Strategies LLC

David F. Sand (48)	CEO (since 1997)	President & Co-Managing Member, Access Capital Strategies LLC

Alice A. Pellegrino (45)	Secretary (since 2005)	Director (Legal Advisory) of MLIM since 2002; Vice President of MLIM from 1999 to 2002; Attorney associated with MLIM since 1997; Secretary of MLIM, Fund Asset Management, L.P., FAMD and Princeton Services, Inc. since 2004.
     The business backgrounds not shown above of the Fund’s directors and officers are as follows:

Name	Employers (prior 5 years)	Industry	Job Description
David F. Sand	Access Capital Strategies LLC	Investment Adviser	President & Co-Managing Member (1997-present)

Alice A. Pellegrino	Merrill Lynch Investment Managers, L.P.	Investment Manager	Attorney/Legal Advisory since 1997.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Beneficial Owners:
At May 31, 2005, the following investors beneficially owned more than five percent of the Fund’s outstanding voting securities:

		Amount and nature*
Title of Class	Name and address of beneficial owner	of beneficial ownership	Percent of class
	Merrill Lynch Community Development Corp.	5,899,252.147	14.9%
	Massachusetts Pension Reserve Investment Trust	2,675,973.815	6.8%

Access, the manager of the Fund, owned 112.212 Fund Shares at May 31, 2005, representing less than 0.00% of the Fund’s outstanding Shares.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The Fund may invest in securities guaranteed and issued by Fannie Mae. An affiliate of Fannie Mae is an investor in Access, the Fund’s manager. The Fund’s Directors have adopted policies and procedures to govern the direct purchase of Fannie Mae mortgage-backed securities by the Fund from the Fannie Mae Customer Service Trading Desk.
At May 31, 2005, the Fund owned $293.7 million aggregate amount in Fannie Mae mortgage-backed securities, representing 65.9% of the total amount of mortgage-backed securities held by the Fund and 75.6% of the Fund’s net assets.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     During the fiscal year ended May 31, 2005, Deloitte & Touche LLP was employed principally to perform the annual audit and to render tax services. Fees paid to Deloitte & Touche LLP for each of the last two fiscal years are listed in the following table.

	2005	2004
Audit fees	$114,000	$45,000
Audit-related fees	—	—
Tax fees	5,700	4,800
All other fees	—	—

	$119,700	$49,800
2005 audit fees include $49,000 for the annual audit of the May 31, 2005 financial statements and the reviews of quarterly financial statements in accordance with generally accepted auditing standards. Fees also include an estimated $65,000 which represents the fees incurred relating to management’s assessment of the effectiveness of internal control over financial reporting.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)(1) The following financial statements are included in the Fund’s Annual Reports on Form 10-K for the fiscal year ended May 31, 2005.
Statement of Assets and Liabilities as of May 31, 2005.
Statement of Operations for the fiscal year ended May 31, 2005.
Statement of Changes in Net Assets for the fiscal year ended May 31, 2005 and the fiscal year ended May 31, 2004.
Statement of Cash Flows for the fiscal year ended May 31, 2005.
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
(a)(3) The following exhibits are included as part of this Form 10-K.

Exhibit No.	Exhibit
(a)(1)	N/A
(2)	None
(3)	(i) Articles of Incorporation are incorporated by reference to the Fund’s Form 10-Q for the period ended August 31, 1998.
(ii) By-Laws are incorporated by reference to the Fund’s Form 10-Q for the period ended August 31, 1998.
(4)	N/A
(5)	N/A
(8)	N/A
(9)	None
(10)	(i) Private Offering Memorandum dated February 18, 1998, revised as of June 1, 2003, is incorporated by reference to the Fund’s Form 10-K filed on August 29, 2003.
(iii)(A) Management Agreement is incorporated by reference to the Fund’s Form 10-Q for the period ended August 31, 1998.
(B) Amendment to the Management Agreement dated as of May 23, 2003 is incorporated by reference to the Fund’s Form 10-K filed on August 29, 2003.

Amendment to the Management Agreement dated as of June 16, 2005, filed herewith.

(11)	N/A
(12)	N/A
(13)	N/A
(15)	N/A
(16)	None
(17)	N/A
(18)	N/A
(19)	N/A
(20)	N/A
(21)	None
(22)	N/A
(23)	N/A

Exhibit No.	Exhibit
(24)	Powers of Attorney incorporated by reference to the Fund’s Form 10-K for the fiscal year ended May 31, 2002 filed on August 29, 2002.
(25)	N/A
(26)	N/A
(27)	[Reserved]
(28)	[Reserved]
(29)	[Reserved]
(30)	[Reserved]
(31)	Certifications required by the Sarbanes-Oxley Act of 2002. Filed herein.
(32)	Certifications required by the Sarbanes-Oxley Act of 2002. Filed herein.
(33) — (98)	[Reserved]
(99)	N/A
(b) Reports on Form 8-K            None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Access Capital Strategies Community Investment Fund, Inc.

Date:	/s/ Ronald A. Homer, Chairman

Ronald A. Homer, Chairman

Date:	/s/ Kevin J. Mulvaney, Director

Kevin J. Mulvaney, Director

Date:	/s/ Peter J. Blampied, Director

Peter J. Blampied, Director

Date:	/s/ W. Carl Kester, Director

W. Carl Kester, Director

Date:	/s/ Andrew J. Donohue, Director

Andrew J. Donohue, Director

Date:	/s/ Stephen B. Swensrud, Director

Stephen B. Swensrud, Director

Date:	/s/ David F. Sand

David F. Sand, Chief
Executive Officer and
Principal Financial Officer

*	Executed on behalf of the indicated person by the undersigned, pursuant to power of attorney.

By:	/s/ Martin Lybecker

Martin Lybecker
Attorney-In-Fact