Form 10-Q
period 2005-11-30
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2006-01-06
CIK 1040241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2005
Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No. 817-00807

Access Capital Strategies Community Investment Fund, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	04-3369393 (I.R.S. Employer Identification No.)

419 Boylston Street, Suite 501	Boston, MA 02116
(Address of principal executive offices)	(Zip Code)
617-236-7274
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act): Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 132 shareholders and 47,436,851 shares of common stock outstanding as of November 30, 2005.

Access Capital Strategies Community Investment Fund, Inc.
November 30, 2005 Form 10-Q Quarterly Report
TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Statements of Assets and Liabilities November 30, 2005 (unaudited), May 31, 2005, and November 30, 2004 (unaudited)	3

	Condensed Statements of Operations (unaudited) Three months ended November 30, 2005 and 2004; and Six months ended November 30, 2005 and 2004	4

	Condensed Statements of Changes in Net Assets (unaudited) Three months ended November 30, 2005 and 2004; and Six months ended November 30, 2005 and 2004	5

	Condensed Statements of Cash Flows (unaudited) Six months ended November 30, 2005 and 2004	6

	Financial Highlights (unaudited) Three months ended November 30, 2005 and 2004; and Six months ended November 30, 2005 and 2004	7

	Schedule of Investments November 30, 2005 (unaudited)	8

	Notes to Condensed Financial Statements (unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION		22

Item 1.	Legal Proceedings	22

Item 2.	Changes in Securities	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits and Reports	22

Signatures		24

Access Capital Strategies Community Investment Fund, Inc.
PART I — FINANCIAL INFORMATION
Item 1:
Condensed Financial Statements
CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	November 30, 2005		November 30, 2004
	(unaudited)	May 31, 2005	(unaudited)
Assets:
Investments in unaffiliated securities, at value*	$501,013,924	$457,698,912	$454,229,930
Cash	972,537	1,094,568	866,225
Receivables:
Capital shares sold	19,090,000	1,895,289	7,000,000
Interest	2,365,763	2,134,375	2,020,380
Securities sold	—	—	2,871,343
Principal paydowns	361,976	260,794	280,972
Variation margin	57,690	—	—
Prepaid expenses and other assets	561	561	119,402

Total assets	523,862,451	463,084,499	467,388,252

Liabilities:
Payables:
Reverse repurchase agreements (including accrued interest of $108,759, $83,779 and $64,467, respectively)	69,101,759	68,596,779	81,364,467
Securities purchased	2,878,024	4,337,013	8,000,432
Dividends to shareholders	1,222,309	1,488,313	1,178,406
Investment advisor	162,734	141,417	238,688
Variation margin	—	132,813	31,039
Other affiliates	3,394	3,318	8,127
Accrued expenses and other liabilities	107,574	85,906	31,197

Total liabilities	73,475,794	74,785,559	90,852,356

Net Assets:
Net Assets	$450,386,657	$388,298,940	$376,535,896

Net Assets Consist of:
Paid-in capital	$469,469,502	$394,186,630	$383,138,336

Accumulated distributions in excess of investment income — net	(1,310,503)	(1,310,503)	(1,306,395)
Accumulated realized capital losses — net	(9,695,896)	(10,407,517)	(8,988,233)
Unrealized appreciation (depreciation) — net	(8,076,446)	5,830,330	3,692,188

Total accumulated losses — net	(19,082,845)	(5,887,690)	(6,602,440)

Net Assets	$450,386,657	$388,298,940	$376,535,896

Net Asset Value Per Share	$9.49	$9.82	$9.80

*Identified cost.	$509,108,287	$451,642,590	$450,663,100
Shares issued and outstanding, $.0000001 par value, 100,000,000 shares authorized	47,436,851	39,552,378	38,421,302

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004

Investment Income:
Interest	$6,238,608	$5,625,050	$12,124,577	$10,965,748

Expenses:
Management fees	591,296	544,965	1,162,571	1,056,629
Interest expense	670,942	324,410	1,212,712	518,303
Professional fees	43,393	41,981	83,952	72,726
Accounting services	34,321	24,769	67,680	61,682
Pricing fees	14,680	10,072	28,162	24,255
Custodian fees	12,912	10,506	26,833	24,876
Transfer agent fees	16,996	3,573	21,680	9,297
Director’s fees and expenses	8,376	5,360	13,997	13,946
Other	5,144	5,164	12,335	12,972

Total expenses before reimbursement	1,398,060	970,800	2,629,922	1,794,686
Reimbursement of expenses	—	171,059	42,408	308,562

Total expenses after reimbursement	1,398,060	1,141,859	2,672,330	2,103,248

Investment income-net	4,840,548	4,483,191	9,452,247	8,862,500

Realized & Unrealized Gain (Loss)-Net:
Realized gain (loss) on:
Investments-net	(212,774)	90,066	(239,167)	98,316
Financial futures contracts-net	968,241	32,597	950,788	(1,724,894)
Change in unrealized appreciation/depreciation on:
Investments-net	(11,679,113)	(2,839,861)	(14,150,685)	8,229,720
Financial futures contracts-net	440,114	330,176	243,909	(44,668)

Total realized and unrealized gain (loss)-net	(10,483,532)	(2,387,022)	(13,195,155)	6,558,474

Net Increase (Decrease) in Net Assets Resulting from Operations	$(5,642,984)	$2,096,169	$(3,742,908)	$15,420,974

     See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
Increase (Decrease) in Net Assets:	2005	2004	2005	2004

Operations:
Investment income-net	$4,840,548	$4,483,191	$9,452,247	$8,862,500
Realized gain (loss) -net	755,467	122,663	711,621	(1,626,578)
Change in unrealized appreciation/depreciation-net	(11,238,999)	(2,509,685)	(13,906,776)	8,185,052

Net increase (decrease) in net assets resulting from operations	(5,642,984)	2,096,169	(3,742,908)	15,420,974

Dividends to Shareholders:
Dividends to shareholders from investment income-net	(4,840,548)	(4,479,083)	(9,452,247)	(8,858,392)

Capital Share Transactions:
Proceeds from sale of shares	61,680,000	12,125,000	75,030,000	26,475,000
Value of shares issued to shareholders in reinvestment of dividends	1,172,990	976,953	2,200,400	1,926,432

Total issued	62,852,990	13,101,953	77,230,400	28,401,432
Cost of shares redeemed	—	—	(1,947,528)	(4,995,318)

Net increase in net assets derived from capital share transactions	62,852,990	13,101,953	75,282,872	23,406,114

Net Assets:
Total increase in net assets	52,369,458	10,719,039	62,087,717	29,968,696
Beginning of period	398,017,199	365,816,857	388,298,940	346,567,200

End of period*	$450,386,657	$376,535,896	$450,386,657	$376,535,896

*Accumulated distributions in excess of investment income-net	$(1,310,503)	$(1,306,395)	$(1,310,503)	$(1,306,395)

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	November 30,	November 30,
	2005	2004

Cash Used for Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(3,742,908)	$15,420,974
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used for operating activities:
Increase in receivables	(289,078)	(52,715)
Increase in other assets	—	(119,132)
Decrease in other liabilities	(64,772)	(853,764)
Realized and unrealized loss (gain)-net	13,195,155	(6,558,474)
Realized and unrealized gain (loss) on financial futures contracts-net	1,194,697	(1,769,562)
Amortization of premium and discount	39,150	(5,201)
Proceeds from paydowns and sales of long-term investments	50,067,010	59,886,314
Purchases of long-term investments	(109,371,195)	(117,483,091)

Net cash used for operating activities	(48,971,941)	(51,534,651)

Cash Provided by Financing Activities:
Cash receipts from issuance of common stock	57,835,289	34,260,251
Cash receipts from reverse repurchase agreements-net	480,000	30,200,000
Cash payments on capital shares redeemed	(1,947,528)	(4,995,318)
Dividends paid to shareholders	(7,517,851)	(7,064,057)

Net cash provided by financing activities	48,849,910	52,400,876

Cash:
Net increase (decrease) in cash	(122,031)	866,225
Cash at beginning of period	1,094,568	—

Cash at end of period	$972,537	$866,225

Cash Flow Information:
Cash paid for interest	$1,187,732	$471,016

Non-Cash Financing Activities:
Capital shares issued in reinvestment of dividends to shareholders	$2,200,400	$1,926,432

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.
FINANCIAL HIGHLIGHTS (UNAUDITED)
The following per share data and ratios have been derived from information provided in the financial statements.

	Three Months Ended				Six Months Ended
	November 30,		November 30,		November 30,		November 30,
	2005		2004		2005		2004
Per Share Operating Performance:
Net asset value, beginning of period	$9.75		$9.86		$9.82		$9.62

Investment income-net##	.11		.12		.23		.24
Realized and unrealized gain (loss) -net	(.26)		(.06)		(.33)		.18

Total from investment operations	(.15)		.06		(.10)		.42

Less dividends from investment income-net	(.11)		(.12)		(.23)		(.24)

Net asset value, end of period	$9.49		$9.80		$9.49		$9.80

Total Investment Return:**
Based on net asset value per share	(1.50	%)#	0.61	%#	(1.04	%)#	4.40	%#

Ratios to Average Net Assets:
Expenses, net of reimbursement and excluding interest expense	.72	%*	.89	%*	.73	%*	.88	%*

Expenses, excluding interest expense	.72	%*	.70	%*	.71	%*	.71	%*

Expenses	1.38	%*	1.06	%*	1.32	%*	1.00	%*

Investment income-net	4.78	%*	4.88	%*	4.74	%*	4.92	%*

Ratios to Average Net Assets, Plus Average Borrowings:+
Expenses, net of reimbursement and excluding interest expense	.61	%*	.75	%*	.63	%*	.75	%*

Expenses, excluding interest expense	.61	%*	.59	%*	.61	%*	.60	%*

Expenses	1.18	%*	.89	%*	1.13	%*	.85	%*

Investment income-net	4.09	%*	4.11	%*	4.07	%*	4.19	%*

Supplemental Data:
Net assets, end of period (in thousands)	$450,387		$376,536		$450,387		$376,536

*	Annualized.

**	Total investment returns exclude the effects of sales charges.

#	Aggregate total investment return.

##	Based on average shares outstanding.

+	This ratio is calculated based upon average net assets plus average borrowings.
     See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.
SCHEDULE OF INVESTMENTS
NOVEMBER 30, 2005 (UNAUDITED)

	Face Amount	Market Value
MORTGAGE-BACKED SECURITIES (108.7%):
Federal National Mortgage Association (FNMA) (74.5%):

15 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 6/1/18 - 3/1/19 (b)	$13,135,840	$12,800,486
5.00%, 12/1/17 - 2/1/19	7,128,446	7,071,419
5.50%, 3/1/16 - 7/1/19	1,382,147	1,396,270
7.00%, 1/1/15	72,836	76,146

30 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 5/1/33 - 8/1/35 (b)	16,461,833	15,505,757
5.00%, 7/1/32 - 11/1/35 (b)	128,715,995	124,749,654
5.50%, 9/1/32 - 11/1/35 (b)	98,195,961	97,356,775
6.00%, 7/1/29 - 10/1/34 (b)	20,848,604	21,093,613
6.50%, 3/1/31 - 8/1/34	13,004,067	13,405,185
7.00%, 6/1/29 - 3/1/31	708,580	744,316
7.25%, 12/1/29	29,338	30,812
7.50%, 12/1/29 - 1/1/31	552,306	583,214
8.00%, 2/1/30 - 4/1/30	201,825	216,238

Total Single Family Mortgage-Backed Securities		295,029,885

Multi Family Mortgage-Backed Securities
4.66%, 10/1/13	973,320	958,367
4.78% 5/1/14	489,756	482,231
4.89%, 6/1/15	994,769	978,992
4.90%, 9/1/15	9,980,876	9,887,355
4.93%, 10/1/12	972,339	966,960
5.22%, 6/1/20	2,482,111	2,476,581
5.23%, 4/1/21	1,939,761	1,899,912
5.37%, 11/1/21	5,001,321	5,120,231
5.41%, 2/1/21	1,048,618	1,076,785
5.51%, 11/1/21	758,085	771,450
5.79%, 12/31/15	870,000	924,511
6.38%, 5/1/11	1,189,361	1,265,442
6.50%, 5/1/17	1,256,313	1,334,694
6.70%, 6/1/19	648,810	703,486
7.12%, 9/1/10	9,472,308	10,219,048
7.58%, 5/1/18	603,481	707,727
7.97%, 9/1/17	714,115	838,902

Total Multi Family Mortgage-Backed Securities		40,612,674

Total Federal National Mortgage Association Securities		335,642,559

Federal Home Loan Mortgage Corporation (27.8%):

15 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 1/1/19 - 11/1/19	1,656,240	4,274,925
5.00%, 11/1/18 - 11/1/19	2,367,691	3,378,244
5.50%, 9/1/19 - 11/1/19	1,424,688	3,815,881

30 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 8/1/33 - 9/1/33	1,989,209	593,973
5.00%, 6/1/33 - 11/1/35 (b)	36,493,924	18,014,989
5.50%, 11/1/32 - 11/1/35 (b)	58,065,837	69,209,860
6.00%, 3/1/31 - 12/1/34	18,273,966	16,149,620
6.50%, 3/1/31 - 8/1/32	4,811,697	8,252,742
7.00%, 11/1/29 - 4/1/31	781,810	1,164,155
7.50%, 12/1/29 - 2/1/30	614,406	349,052

Total Federal Home Loan Mortgage Corporation
Single Family Mortgage-Backed Securities		125,203,441

	Face Amount	Market Value
GNMA Pool (1.0%):

30 Year Fixed Rate Single Family Mortgage-Backed Securities
6.00%, 12/15/31	$702,140	$716,772
6.50%, 4/15/32 - 4/20/32	345,682	360,432
7.00%, 4/15/32	174,244	183,839

Multi Family Mortgage-Backed Securities
5.125%, 3/15/34	622,756	615,970
5.75%, 9/15/23	724,518	739,221
6.25%, 9/15/32	519,497	549,426
8.25%, 12/15/32	1,437,439	1,527,344

Total GNMA Pool Mortgage-Backed Securities		4,693,004

Community Reinvestment Revenue Notes (0.7%)
4.21%, 9/1/19	3,000,000	2,912,632

Total Community Reinvestment Revenue Notes		2,912,632

Small Business Administration (c) (4.7%):
4.05%, 4/25/28 (a)	1,421,979	1,413,109
4.05%, 3/25/29	2,884,173	2,866,409
4.10%, 3/25/28	1,265,281	1,259,825
4.10%, 9/25/29	1,613,414	1,606,718
4.10%, 11/25/29	2,151,794	2,142,902
4.10%, 4/25/30	1,748,960	1,741,810
4.125%, 6/25/18 (a)	623,688	620,710
4.15%, 10/25/10	550,492	546,978
4.15%, 3/25/14	1,712,704	1,704,026
6.875%, 10/25/15	3,036,452	3,309,733
6.875%, 11/2/15	1,791,671	1,939,484
6.875%, 5/25/16	1,325,048	1,410,363
7.375%, 1/25/09	529,955	543,232

Total Small Business Administration Securities		21,105,299

Total Mortgage-Backed Securities		489,556,935

FLOATING RATE NOTES (c) (2.1%) :

Massachusetts Housing Investment Corporation Term Loan, due 4/1/35, initial coupon 6.67% (d)	9,375,000	9,642,656

Total Floating Rate Notes		9,642,656

MUNICIPAL BONDS (0.4%):

Guam Power Authority Revenue Bonds, Series A, 5% due 10/01/2024	140,000	144,341
Utah Housing Corporation Single Family Mortgage Revenue Bonds, 3.36% due 7/1/2014	735,000	709,944
Utah Housing Corporation Single Family Mortgage Revenue Bonds, 3.48% due 7/1/2014	970,000	960,048

Total Municipal Bonds		1,814,333

Total investments (cost - $509,108,287*) — 111.2%		501,013,924

Liabilities in excess of other assets — (11.2%)		(50,627,267)

Net assets — 100.0%		$450,386,657

* The cost and unrealized appreciation (depreciation) of investments as of November 30, 2005, as computed for federal income tax purposes, were as follows:
Aggregate cost	$509,108,287

Gross unrealized appreciation	$1,606,612
Gross unrealized depreciation	(9,700,975)

Net unrealized depreciation	$(8,094,363)

(a)	All or a portion held as collateral in connection with open financial futures contracts.

(b)	All or a portion held as collateral in connection with open reverse repurchase agreements.

(c)	Floating rate notes.

(d)	Restricted securities as to resale, representing 2.1% of net assets, were as follows:

Issue	Acquisition Date	Cost	Value
Massachusetts Housing Investment Corporation, due 4/1/35, initial coupon 6.67%	3/29/2005	$9,375,000	$9,642,656

Pursuant to the financial futures contracts, the Fund agrees to receive from or pay to the broker an amount equal to the daily fluctuation in value of the contracts. Such receipts or payments, which are settled the following business day, are known as variation margin and are recorded by the Fund as unrealized gains or losses. Financial futures contracts sold as of November 30, 2005 were as follows:

		Expiration	Face
Number of Contracts	Issue	Date	Value	Unrealized Appreciation (Depreciation)

127	U.S. Five-Year Treasury Bonds	December 2005	$13,505,300	$29,409
123	U.S. Five-Year Treasury Bonds	March 2006	$13,090,392	60,079
114	U.S. Ten-Year Treasury Bonds	December 2005	$12,324,914	(70,804)
86	U.S. Ten-Year Treasury Bonds	March 2006	$9,332,920	(767)

Total Unrealized Appreciation-Net				$17,917

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
The accompanying unaudited condensed interim financial statements and financial highlights reflect the results of operations for Access Capital Strategies Community Investment Fund, Inc. (the “Fund”) and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations and other data for the six months and quarter ended November 30, 2005 are not necessarily indicative of the results that may be expected for any other future interim period or the fiscal year ending May 31, 2006. The information in this report should be read in conjunction with the financial statements and accompanying notes included in the May 31, 2005 Annual Report on Form 10-K. The Fund has not changed its accounting and reporting policies from those disclosed in its May 31, 2005 financial statements.
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
This report covers the activity from June 1, 2005 to November 30, 2005.

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
Overview
The Fund is a non-diversified, closed-end management investment company electing status as a business development company.* The Fund’s investment objective is to invest in geographically specific private placement debt securities located in portions of the United States designated by Fund investors. The Fund invests primarily in private placement debt securities specifically designed to support underlying community development activities targeted to low- and moderate-income individuals such as affordable housing, education, small business lending, and job-creating activities in areas of the United States designated by Fund investors.
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
Management believes the Fund was in compliance with the above requirements for the quarter ended November 30, 2005.

*	It is anticipated that the Board of Directors of the Fund will recommend to shareholders that the Fund voluntarily withdraw its election as a business development company and continue operations as a closed-end interval fund. It is further anticipated that a meeting of shareholders will be held with respect to this recommendation in the first half of 2006.

Fund Operations
Investment Activity
Purchases
During the quarter ended November 30, 2005, the Fund purchased $72.3 million aggregate amount of new community development securities. During the quarter ended November 30, 2004, the Fund had purchased $53.1 million aggregate amount of new community development securities.
During the six months ended November 30, 2005, the Fund purchased $107.9 million aggregate amount of new community development securities. During the six months ended November 30, 2004, the Fund had purchased $110.0 million aggregate amount of new community development securities.
Sales
During the quarter ended November 30, 2005, the Fund sold $20.3 million aggregate amount of securities (including principal paydowns, but excluding sales of short-term securities). During the quarter ended November 30, 2004, the Fund had sold $38.3 million aggregate amount of securities (including principal paydowns, but excluding sales of short-term securities).
During the six months ended November 30, 2005, the Fund sold $50.2 million aggregate amount of securities (including principal paydowns, but excluding sales of short-term securities). During the six months ended November 30, 2004, the Fund had sold $62.7 million aggregate amount of securities (including principal paydowns, but excluding sales of short-term securities).
Borrowings
The Fund is permitted to use leverage in its investment program, subject to certain restrictions set forth in its Private Offering Memorandum and the Investment Company Act of 1940 (the “1940 Act”).
For the quarter ended November 30, 2005, the Fund averaged approximately $68.5 million in borrowings at an average rate of approximately 3.87% compared to the quarter ended November 30, 2004 when the Fund averaged approximately $69.0 million in borrowings at an average rate of approximately 1.86%.
For the six month period ended November 30, 2005, the Fund averaged approximately $65.8 million in borrowings at an average rate of approximately 3.62% compared to the six month period ended November 30, 2004 when the Fund averaged approximately $62.0 million in borrowings at an average rate of approximately 1.65%.
In each of the above referenced periods, the total proceeds from borrowings were primarily used to support additional investments in the Fund’s Designated Target Regions.

Net Assets and Fund Holdings at November 30, 2005
At November 30, 2005, the Fund’s Net Asset Value was $450.4 million, or $9.49 per share. At the end of the prior fiscal quarter, August 31, 2005, the Fund’s Net Asset Value was $398.0 million, or $9.75 per share. At the end of the most recent fiscal year, May 31, 2005, the Net Asset Value was $388.3 million, or $9.82 per share. At November 30, 2004, the Fund’s Net Asset Value was $376.5 million, or $9.80 per share.
The $52.4 million, or 13.2%, quarter-to-quarter increase in net assets from $398 million to $450.4 million was primarily attributable to the sale of new shares in the Fund. The $73.9 million, or 19.6%, year-to-year increase in net assets was also primarily attributable to the sale of new shares in the Fund.
The Fund’s primary investments are listed on the Schedule of Investments included with this report.
Investment Income
The Fund had investment income net of all fees and expenses (as discussed below) of $4.8 million for the quarter ended November 30, 2005, an increase of approximately $.2 million, or 5.0%, from net investment income of $4.6 million for the prior fiscal quarter, which ended August 31, 2005, and an increase of approximately $.3 million, or 8.0%, from net investment income of $4.5 million for the fiscal quarter ended November 30, 2004. The increases were each largely due to an increase in the average net assets of the Fund, the increased income attributable to larger asset size was partially offset by higher interest expense on borrowings.
The Fund had investment income net of all fees and expenses (as discussed below) of $9.5 million for the six month period ended November 30, 2005, an increase of approximately $.6 million, or 6.7% from net investment income of $8.9 million for the six month period ended November 30, 2004. The increase is largely due to an increase in average net assets of the Fund, the increased income attributable to larger asset size was partially offset by higher interest expense on borrowings.
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
For the quarter ended November 30, 2005, the management fees expense of the Fund was $591,296. For the six months ended November 20, 2005 the management fees expense of the Fund was $1,162,571. For the quarter ended August 31, 2005, the management fees expense of the Fund was $571,275. For the quarter and six month period ended November 30, 2004, the management fees expense of the Fund was $544,965 and $1,056,629, respectively. The increases were primarily due to increases in the net assets of the Fund.
The Fund’s private offering memorandum provides for reimbursement of expenses relating to the Fund paid by Access and MLIM. Total unreimbursed expenses as of November 30, 2005 amounted to $0 compared to $174,812 at November 30, 2004.

Yield
At the quarter ended November 30, 2005, the SEC current yield was 4.67%, compared to 4.44% for the quarter ended August 31, 2005 and 4.73% for the quarter ended November 30, 2004.
For the quarter ended November 30, 2005, the ratio of net investment income to average net assets was 4.78% compared to 4.69% for the prior quarter, which ended August 31, 2005, and 4.88% for the quarter ended November 30, 2004.
Realized Gain/Loss
For the quarter ended November 30, 2005, the net realized gain was $755,467, compared to a net realized loss of $43,846 for the prior quarter, which ended August 31, 2005, and a net realized gain of $122,663 for the quarter ended November 30, 2004. The net realized gains or losses were primarily due to the Fund’s hedging activities as the Fund experiences a realized gain or loss on its hedges when the positions are closed or when they are rolled from one expiration cycle to the next.
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
The Fund declares and distributes dividends on a monthly basis. The Fund paid total monthly dividends of $ .229208 during the six months ended November 30, 2005. The dividends were paid as follows:

June 2005	$.038327
July 2005	$.038598
August 2005	$.038185
September 2005	$.040786
October 2005	$.035454
November 2005	$.037858
The Fund paid total monthly dividends of $ .240832 during the six months ended November 30, 2004. The dividends were paid as follows:

June 2004	$.040113
July 2004	$.041624
August 2004	$.039350
September 2004	$.040395
October 2004	$.039403
November 2004	$.039947
The slightly lower dividend in the current period is attributable to the U.S. Federal Reserve Board raising short-term interest rates by twenty-five basis points in September and November. An increase in short-term rates elevates the Fund’s cost for borrowings and lowers the net interest income available for dividends.

Total Return
For the quarter ended November 30, 2005, the total return was -1.50%, compared to a total return of 0.46% in the quarter ended August 31, 2005 and a total return of 0.61% in the quarter ended November 30, 2004.
For the six month period ended November 30, 2005 the total return was -1.04%. For the six-month period ended November 30, 2004, the total return was 4.40%.
The lower total return during the quarter ended November 30, 2005 is attributable to pricing pressure on fixed income assets during a time of interest rate increases.
Fund Designated Target Regions at November 30, 2005
The Fund’s Designated Target Regions (“DTRs”) are provided by Fund shareholders at the time of investment. At November 30, 2005 DTRs were:

DTRs*	AMOUNT
California	$60,668,939
Colorado	1,200,976
Connecticut	13,179,066
Florida	500,000
Georgia	500,000
Hawaii	156,043
Illinois	3,682,840
Indiana	1,077,924
Iowa	791,006
Louisiana	5,000,000
Maine	513,519
Maryland	650,000
Massachusetts	144,818,840
Mississippi	507,484
Nebraska	10,000,000
New Jersey	94,449,234
New Mexico	1,150,319
New York	20,619,218
North Carolina	1,250,000
Ohio	12,576,448
Oregon	2,500,000
Pennsylvania	41,301,456
Rhode Island	250,000
South Dakota	5,655,359
Tennessee	2,022,689
Texas	23,856,295
Utah	12,695,228
Vermont	1,390,102
Virginia	3,018,056
Washington	2,000,000
Wisconsin	550,319

$474,671,358

*	All investors are listed by headquarters location

Fund Impact per the Community Reinvestment Act
The Fund invests in securities that support community development economic activity as defined in the CRA.
At November 30, 2005, the Fund’s investments had outstanding loans to 5,770 homebuyers with incomes below 80% of median income from the following states in the following numbers.

Whole Loans
Alabama	28
Arizona	123
California	440
Colorado	43
Connecticut	115
Delaware	33
Florida	124
Georgia	18
Guam	2
Idaho	4
Illinois	103
Indiana	6
Iowa	30
Kansas	2
Kentucky	16
Louisiana	17
Maine	4
Maryland	6
Massachusetts	1,070
Michigan	23
Mississippi	22
Minnesota	8
Missouri	2
Montana	2
Nebraska	71
Nevada	42
New Hampshire	57
New Jersey	1,043
New Mexico	71
New York	262
North Carolina	36
Ohio	61
Oregon	82
Pennsylvania	658
Rhode Island	19
South Carolina	14
South Dakota	107
Tennessee	25
Texas	506
Utah	367
Vermont	18
Virginia	20
Washington	56
Washington, D.C.	5
Wisconsin	9

5,770

Many of the above loans were made under targeted CRA lending initiatives such as Acorn, Mass Housing Partnership and other individual banks tailor made CRA lending programs.

In addition as of November 30, 2005, the Fund’s investments had outstanding loans to sponsors of 2,955 multi-family, 14 community based non-profit affordable housing rental units, 119 SBA loans and 10 Economic Development loans from the following states in the following amounts.
Multi-Family Units

Alabama	52
California	160
Delaware	120
Louisiana	230
Massachusetts	705
Mississippi	47
New Jersey	205
New York	222
South Dakota	48
Texas	994
Utah	172

2,955

Community Based Non-Profit
Rhode Island	12
Massachusetts	1
Connecticut	1

14

SBA Loans

CA	18
FL	2
KY	1
MA	7
MD	1
MN	2
NJ	18
NY	5
UT	65

119

Economic Development Loans
CA	4
MA	5
TX	1

10

Liquidity Discussion
Sale and Redemption of Fund Shares
Fund shares are sold only to qualified investors who complete a Subscription Agreement. All investors in the Fund must provide a Designated Target Region as the desired location for their investment.
During the quarter ended November 30, 2005, new shareholders purchased an additional 6,491,197 shares of the Fund for total proceeds of $61,680,000. In addition, dividend reinvestments resulted in 123,013 additional new shares being issued by the Fund for total proceeds of $1,172,990. During the quarter ended November 30, 2004, new shareholders purchased an additional 1,234,722 shares of the Fund for total proceeds of $12,125,000, and dividend reinvestments resulted in 99,320 additional new shares being issued by the Fund for total proceeds of $976,953.
During the six months ended November 30, 2005, new shareholders purchased an additional 7,857,881 shares of the Fund for total proceeds of $75,030,000. In addition, dividend reinvestments resulted in 228,409 additional new shares being issued by the Fund for total proceeds of $2,200,400. During the six months ended November 30, 2004, new shareholders purchased an additional 2,697,211 shares of the Fund for total proceeds of $26,475,000 and dividend reinvestments resulted in 196,672 additional new shares being issued by the Fund for total proceeds of $1,926,432.
As discussed in the Private Offering Memorandum, the Fund allows shareholders to redeem their shares in accordance with Rule 23c-3 of the 1940 Act.
During the quarter ended November 30, 2005, and the quarter ended November 30, 2004, there were no redemptions.
During the six months ended November 30, 2005, 201,817 shares of the Fund were redeemed for $1,947,528. During the six months ended November 30, 2004, 508,171 shares of the Fund were redeemed for $4,995,318.

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
At November 30, 2005 an instant rate increase of 100 basis points (1.0%) would have caused the Fund’s portfolio to decline in value by 4.88%. An instant rate decrease of 100 basis points (-1.0%) would have caused the Fund’s portfolio to increase in value by 3.74%. At the previous quarter end, August 31, 2005, a 1% rate increase would have produced a 4.26% decrease in value and a 1% rate decrease would have produced a 2.25% increase in value.
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
A summary of the Fund’s portfolio holdings as of November 30, 2005 is contained in Item 1 of this report.

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
As of November 30, 2005, the Fund’s management had not completed its assessment of the effectiveness of the Fund’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). The Fund’s management is continuing its Sarbanes-Oxley mandated assessment.* Should any material weakness or significant deficiencies in the effectiveness of internal control over financial reporting be identified, management is prepared to take all reasonable steps necessary pursuant to the requirements of Sarbanes-Oxley and other applicable federal and state law in order to address them.

*	In the event that the Board of Directors recommends to shareholders that the Fund voluntarily withdraw its election as a business development company and continue operations as a closed-end interval fund and a majority of the Fund’s shareholders votes in favor of such a recommendation, the Section 404 review requirements will no longer apply to the Fund.

PART II — OTHER INFORMATION
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

Amendment to the Management Agreement dated as of June 16, 2005 is incorporated by reference to the Fund’s Form 10-K filed on August 13, 2005.

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

Access Capital Strategies Community Investment Fund, Inc.

Date: January 6, 2006	/s/ Ronald A. Homer

Ronald A. Homer, Chairman*

Date: January 6, 2006	/s/ Kevin J. Mulvaney

Kevin J. Mulvaney, Director*

Date: January 6, 2006	/s/ Peter Blampied

Peter Blampied, Director*

Date: January 6, 2006	/s/ Andrew J. Donohue

Andrew J. Donohue, Director*

Date: January 6, 2006	/s/ W. Carl Kester

W. Carl Kester, Director*

Date: January 6, 2006	/s/ David F. Sand

David F. Sand, Chief Executive Officer,
Principal Accounting Officer, Principal Financial Officer*

*	By: /s/ Martin E. Lybecker Martin E. Lybecker Attorney-in-fact