Form 10-Q
period 2006-02-28
ACCESS CAPITAL STRATEGIES COMMUNITY INVESTMENT FUND INC/MA
filed 2006-04-07
CIK 1040241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2006
Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from______________to______________
Commission File No. 814–00143

Access Capital Strategies Community Investment Fund, Inc.
(Exact name of registrant as specified in its charter)

Maryland	04–3369393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

419 Boylston Street, Suite 501	Boston, MA 02116
(Address of principal executive offices)	(Zip Code)
617–236-7274
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 127 shareholders and 47,432,560 shares of common stock outstanding as of February 28, 2006.

Access Capital Strategies Community Investment Fund, Inc.
February 28, 2006 Form 10–Q Quarterly Report

Access Capital Strategies Community Investment Fund, Inc.
PART I — FINANCIAL INFORMATION
Item 1:
Condensed Financial Statements
CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	February 28, 2006
	(unaudited)	May 31, 2005	February 28, 2005
			(unaudited)
Assets:
Investments in unaffiliated securities, at value*	$514,944,932	$457,698,912	$440,421,850
Cash	—	1,094,568	1,187,871
Receivables:
Interest	2,396,726	2,134,375	1,996,883
Principal paydowns	596,103	260,794	380,102
Capital shares sold	505,000	1,895,289	1,600,000
Securities sold	—	—	5,599,987
Variation margin	—	—	181,250
Prepaid expenses	561	561	270

Total assets	518,443,322	463,084,499	451,368,213

Liabilities:
Payables:
Reverse repurchase agreements (including accrued interest of $111,525, $83,779 and $50,224, respectively)	60,560,525	68,596,779	64,050,224
Securities purchased	2,632,293	4,337,013	4,084,819
Dividends to shareholders	1,265,840	1,488,313	1,216,615
Custodian	338,945	—	—
Investment advisor	159,917	141,417	173,915
Variation margin	129,637	132,813	—
Other affiliates	3,390	3,318	3,235
Accrued expenses and other liabilities	72,400	85,906	82,271

Total liabilities	65,162,947	74,785,559	69,611,079

Net Assets:
Net Assets	$453,280,375	$388,298,940	$381,757,134

Net Assets Consist of:
Paid-in capital	$469,459,120	$394,186,630	$390,245,109

Accumulated distributions in excess of investment income — net	(1,310,503)	(1,310,503)	(1,291,491)
Accumulated realized capital losses — net	(9,588,412)	(10,407,517)	(9,280,661)
Unrealized appreciation (depreciation) — net	(5,279,830)	5,830,330	2,084,177

Total accumulated losses — net	(16,178,745)	(5,887,690)	(8,487,975)

Net Assets	$453,280,375	$388,298,940	$381,757,134

Net Asset Value Per Share	$9.56	$9.82	$9.75

* Identified cost	$520,110,139	$451,642,590	$438,510,238
Shares issued and outstanding, $.0000001 par value, 100,000,000 shares authorized	47,432,560	39,552,378	39,149,040
     See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005
Investment Income:

Interest	$6,689,261	$5,922,281	$18,813,838	$16,888,029

Expenses:
Management fees	625,918	569,693	1,788,489	1,626,322
Interest expense	572,809	469,567	1,785,521	987,870
Professional fees	87,632	35,606	171,584	108,332
Accounting services	31,459	36,211	99,139	97,893
Pricing fees	13,369	14,939	41,531	39,194
Custodian fees	13,308	14,783	40,141	39,659
Transfer agent fees	11,823	5,181	33,503	14,478
Director’s fees and expenses	6,540	7,771	20,537	21,717
Other	6,677	10,756	19,012	23,728

Total expenses before reimbursement	1,369,535	1,164,507	3,999,457	2,959,193
Reimbursement of expenses	—	159,599	42,408	468,161

Total expenses after reimbursement	1,369,535	1,324,106	4,041,865	3,427,354

Investment income — net	5,319,726	4,598,175	14,771,973	13,460,675

Realized & Unrealized Gain (Loss) — Net:
Realized gain (loss) on:
Investments — net	(102,696)	(155,326)	(341,863)	(57,010)
Financial futures contracts — net	210,180	(137,102)	1,160,968	(1,861,996)
Change in unrealized appreciation/depreciation on:
Investments — net	2,929,156	(1,655,218)	(11,221,529)	6,574,502
Financial futures contracts — net	(132,540)	47,207	111,369	2,539

Total realized and unrealized gain (loss) — net	2,904,100	(1,900,439)	(10,291,055)	4,658,035

Net Increase in Net Assets Resulting from Operations	$8,223,826	$2,697,736	$4,480,918	$18,118,710

     See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
Increase (Decrease) in Net Assets:	2006	2005	2006	2005
Operations:
Investment income—net	$5,319,726	$4,598,175	$14,771,973	$13,460,675
Realized gain (loss) — net	107,484	(292,428)	819,105	(1,919,006)
Change in unrealized appreciation/depreciation – net	2,796,616	(1,608,011)	(11,110,160)	6,577,041

Net increase in net assets resulting from operations	8,223,826	2,697,736	4,480,918	18,118,710

Dividends to Shareholders:
Dividends to shareholders from investment income–net	(5,319,726)	(4,583,271)	(14,771,973)	(13,441,663)

Capital Share Transactions:
Proceeds from sale of shares	9,075,000	11,500,000	84,105,000	37,975,000
Value of shares issued to shareholders in reinvestment of dividends	1,622,130	956,948	3,822,530	2,883,380

Total issued	10,697,130	12,456,948	87,927,530	40,858,380
Cost of shares redeemed	(10,707,512)	(5,350,175)	(12,655,040)	(10,345,493)

Net increase (decrease) in net assets resulting from capital share transactions	(10,382)	7,106,773	75,272,490	30,512,887

Net Assets:
Total increase in net assets	2,893,718	5,221,238	64,981,435	35,189,934
Beginning of period	450,386,657	376,535,896	388,298,940	346,567,200

End of period*	$453,280,375	$381,757,134	$453,280,375	$381,757,134

* Accumulated distributions in excess of investment income– net	$(1,310,503)	$(1,291,491)	$(1,310,503)	$(1,291,491)

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	February 28,	February 28,
	2006	2005 *
Cash Used For Operating Activities:
Net increase in net assets resulting from operations	$4,480,918	$18,118,710
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Increase in receivables	(262,351)	(210,468)
Increase (decrease) in other liabilities	29,636	(917,637)
Realized and unrealized loss (gain) — net	10,291,055	(4,658,035)
Realized and unrealized gain on financial futures contracts — net	1,272,337	(1,859,457)
Amortization of premium and discount	63,228	2,578
Proceeds from paydowns and sales of long—term investments	82,525,049	107,082,354
Proceeds on other investment-related transactions	930,152	—
Purchases of long—term investments	(154,367,870)	(159,432,761)

Net cash used for operating activities	(55,037,846)	(41,874,716)

Cash Provided By Financing Activities:
Cash receipts from issuance of common stock	85,495,289	51,160,251
Cash receipts from reverse repurchase agreements — net	(8,064,000)	12,900,000
Cash payments on capital shares redeemed	(12,655,040)	(10,345,493)
Dividends paid to shareholders	(11,171,916)	(10,652,171)
Increase in custodian bank payable	338,945	—

Net cash provided by financing activities	53,943,278	43,062,587

Cash:
Net increase (decrease) in cash	(1,094,568)	1,187,871
Cash at beginning of period	1,094,568	—

Cash at end of period	$—	$1,187,871

Cash Flow Information:
Cash paid for interest	$1,757,775	$954,826

Non–Cash Financing Activities:
Capital shares issued in reinvestment of dividends to shareholders	$3,822,530	$2,883,380

*	Certain prior period amounts have been reclassified to conform to current period presentation.
See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.
FINANCIAL HIGHLIGHTS (UNAUDITED)
The following per share data and ratios have been derived from information provided in the financial statements.

	Three Months Ended				Nine Months Ended
	February 28,		February 28,		February 28,		February 28,
	2006		2005		2006		2005
Per Share Operating Performance:
Net asset value, beginning of period	$9.49		$9.80		$9.82		$9.62

Investment income–net##	.11		.12		.34		.36
Realized and unrealized gain (loss) — net	.07		(.05)		(.26)		.13

Total from investment operations	.18		.07		.08		.49

Less dividends from investment income — net	(.11)		(.12)		(.34)		(.36)

Net asset value, end of period	$9.56		$9.75		$9.56		$9.75

Total Investment Return:**
Based on net asset value per share	1.92	%#	.67	%#	.86	%#	5.11	%#

Ratios to Average Net Assets:
Expenses, net of reimbursement and excluding interest expense	.71	%*	.91	%*	.72	%*	.89	%*

Expenses, excluding interest expense	.71	%*	.74	%*	.71	%*	.72	%*

Expenses	1.22	%*	1.23	%*	1.28	%*	1.08	%*

Investment income — net	4.74	%*	4.87	%*	4.74	%*	4.90	%*

Ratios to Average Net Assets, plus Average Borrowings:
Expenses, net of reimbursement and excluding interest expense	.64	%*	.75	%*	.63	%*	.75	%*

Expenses, excluding interest expense	.64	%*	.61	%*	.62	%*	.61	%*

Expenses	1.09	%*	1.02	%*	1.12	%*	.91	%*

Investment income — net	4.25	%*	4.04	%*	4.13	%*	4.14	%*

Supplemental Data:
Net assets, end of period (in thousands)	$453,280		$381,757		$453,280		$381,757

*	Annualized.

**	Total investment returns exclude the effects of sales charges.

#	Aggregate total investment return.

##	Based on average shares outstanding.
     See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.
SCHEDULE OF INVESTMENTS
FEBRUARY 28, 2006 (UNAUDITED)

	Face Amount	Market Value
MORTGAGE-BACKED SECURITIES (111.1%):
Federal National Mortgage Association (FNMA)(73.8%):

15 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 6/1/18 – 11/1/20 (b)	$12,777,857	$12,504,556
5.00%, 12/1/17 – 2/1/21	8,260,655	8,204,781
5.50%, 3/1/16 – 7/1/19	1,320,030	1,333,426
7.00%, 1/1/15	71,413	74,056

30 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 5/1/33 – 8/1/35 (b)	16,266,224	15,447,472
5.00%, 7/1/32 – 1/1/36 (b)	125,653,961	122,963,126
5.50%, 9/1/32 – 3/15/36 (b)	103,806,275	103,507,867
6.00%, 7/1/29 – 2/1/36 (b)	25,515,328	25,909,717
6.50%, 3/1/31 – 8/1/34	12,542,055	12,936,329
7.00%, 6/1/29 – 3/1/31	525,709	547,534
7.25%, 12/1/29	29,233	30,587
7.50%, 12/1/29 – 1/1/31	490,268	516,111
8.00%, 2/1/30 – 4/1/30	200,928	215,691

Total Single Family Mortgage-Backed Securities		304,191,253

Multi Family Mortgage-Backed Securities
4.66%, 10/1/13	969,987	947,553
4.78%, 5/1/14	487,965	477,273
4.89%, 6/1/15	991,569	973,106
4.90%, 9/1/15	9,952,640	9,795,285
4.93%, 10/1/12	968,661	956,409
5.22%, 6/1/20	2,471,158	2,451,510
5.23%, 4/1/21	1,933,585	1,919,055
5.37%, 11/1/21	4,984,620	5,072,513
5.41%, 2/1/21	1,045,449	1,066,693
5.51%, 11/1/21	755,932	763,828
5.79%, 12/1/15	868,647	906,478
6.38%, 5/1/11	1,185,367	1,247,476
6.50%, 5/1/17	1,250,108	1,315,630
6.70%, 6/1/19	647,014	696,315
6.85%, 8/1/09	276,924	288,500
7.58%, 5/1/18	601,663	699,037
7.97%, 9/1/17	710,355	828,187

Total Multi Family Mortgage-Backed Securities		30,404,848

Total Federal National Mortgage Association Securities		334,596,101

Federal Home Loan Mortgage Corporation (29.6%):

15 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 1/1/19 – 11/1/19	1,511,797	1,473,107
5.00%, 11/1/18 – 1/1/21	3,556,864	3,530,978
5.50%, 9/1/19 – 11/1/19	1,283,048	1,295,160

	Face Amount	Market Value
30 Year Fixed Rate Single Family Mortgage-Backed Securities
4.50%, 8/1/33 – 9/1/33	$1,979,020	$1,881,940
5.00%, 6/1/33 – 2/1/36 (b)	41,866,312	40,852,421
5.50%, 11/1/32 – 2/1/36 (b)	63,593,464	63,449,058
6.00%, 3/1/31 – 2/1/36	15,296,748	15,536,975
6.50%, 3/1/31 – 8/1/32	4,697,132	4,841,914
7.00%, 11/1/29 – 4/1/31	778,592	809,945
7.50%, 12/1/29 – 2/1/30	610,615	642,978

Total Federal Home Loan Mortgage Corporation		134,314,476

GNMA Pool (1.7%):

30 Year Fixed Rate Single Family Mortage-Backed Securities
5.50%, 1/15/36	2,996,584	3,020,229
6.00%, 12/15/31	699,267	717,585
6.50%, 4/15/32 – 4/20/32	164,060	171,185
7.00%, 4/15/32	173,641	182,314

Multi Family Mortgage-Backed Securities
5.125%, 3/15/34	620,502	617,761
5.75%, 9/15/23	718,938	728,903
6.25%, 9/15/32	517,764	543,071
8.25%, 12/15/32	1,433,988	1,508,805

Total GNMA Pool		7,489,853

Community Reinvestment Revenue Notes (0.6%)
4.21%, 9/1/19	3,000,000	2,899,023

Total Community Reinvestment Revenue Notes		2,899,023

Small Business Administration (5.4%) (c):
4.05%, 4/25/28 (a)	1,197,099	1,189,436
4.05%, 3/25/29	2,871,673	2,853,522
4.10%, 3/25/28	1,259,453	1,253,782
4.10%, 9/25/29	1,321,626	1,315,893
4.10%, 11/25/29	2,025,861	2,017,110
4.10%, 4/25/30	1,741,948	1,734,502
4.125%, 6/25/18 (a)	571,880	569,007
4.15%, 10/25/10	466,236	463,085
4.15%, 3/25/14	1,683,581	1,674,532
4.55%, 9/25/30	2,603,462	2,603,462
6.625%, 10/25/15	1,769,988	1,909,375
6.875%, 10/25/15	2,982,536	3,239,780
6.875%, 5/25/16	1,287,941	1,366,622
7.375%, 1/25/09	504,276	515,286
7.58%, 12/25/15	1,484,172	1,625,168

Total Small Business Administration Securities		24,330,562

Total Mortgage-Backed Securities		503,630,015

FLOATING RATE NOTES (2.1%) (c):

	Face Amount	Market Value
Massachusetts Housing Investment Corporation Term Loan, due 4/1/35, initial coupon 6.67% (d)	$9,375,000	$9,649,084

Total Floating Rate Notes		9,649,084

MUNICIPAL BONDS (0.4%):

Guam Power Authority Revenue Bonds, Series A, 5% due 10/01/2024	140,000	145,978
Utah Housing Corporation Single Family Mortgage Revenue Bonds, 3.36% due 7/1/2014	725,000	697,363
Utah Housing Corporation Single Family Mortgage Revenue Bonds, 3.48% due 7/1/2014	835,000	822,492

Total Municipal Bonds		1,665,833

Total investments (cost – $520,110,139*) – 113.6%		514,944,932

Liabilities in excess of other assets – (13.6%)		(61,664,557)

Net assets – 100.0%		$453,280,375

*	The cost and unrealized appreciation (depreciation) of investments as of February 28, 2006, as computed for federal income tax purposes, were as follows:

Aggregate cost	$520,110,139

Gross unrealized appreciation	$1,986,986
Gross unrealized depreciation	(7,152,193)

Net unrealized depreciation	$(5,165,207)

(a)	All or a portion held as collateral in connection with open financial futures contracts.

(b)	All or a portion held as collateral in connection with open reverse repurchase agreements.

(c)	Floating rate note.

(d)	Restricted securities as to resale, representing approximately 2.1% of net assets, were as follows:

	Acquisition
Issue	Date	Cost	Value
Massachusetts Housing Investment Corporation, due 4/1/35, initial coupon 6.67%	3/29/05	$9,375,000	$9,649,084
•	Pursuant to the financial futures contracts, the Fund agrees to receive from or pay to the broker an amount equal to the daily fluctuation in values of the contract. Such receipts or payments, which are settled the following business day, are known as variation margin and are recorded by the Fund as unrealized gains or losses. Financial futures contracts sold as of February 28, 2006 were as follows:

Number of		Expiration	Face	Unrealized
Contracts	Issue	Date	Value	Depreciation
300	U.S. Five–Year Treasury Notes	June 2006	$31,491,119	$(65,131)
170	U.S. Ten–Year Treasury Notes	June 2006	$18,294,570	(49,492)

Total Unrealized Depreciation				$(114,623)

See Notes to Condensed Financial Statements.

Access Capital Strategies Community Investment Fund, Inc.
     NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
The accompanying unaudited condensed interim financial statements and financial highlights reflect the results of operations for Access Capital Strategies Community Investment Fund, Inc. (the “Fund”) and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The results of operations and other data for the nine months and quarter ended February 28, 2006 are not necessarily indicative of the results that may be expected for any other future interim period or the fiscal year ending May 31, 2006. The information in this report should be read in conjunction with the financial statements and accompanying notes included in the May 31, 2005 Annual Report on Form 10-K. The Fund has not changed its accounting and reporting policies from those disclosed in its May 31, 2005 financial statements.
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
This report covers the activity from June 1, 2005 to February 28, 2006.

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
Management believes the Fund was in compliance with the above requirements for the quarter ended February 28, 2006.
The Board of Directors of the Fund has recommended to shareholders that the Fund voluntarily withdraw its election as a business development company and continue operations as a closed-end investment company. A meeting of shareholders was held with respect to this recommendation on March 28, 2006, where shareholders endorsed the Board’s recommendation.
Fund Operations
Investment Activity
Purchases
During the quarter ended February 28, 2006, the Fund purchased $42.8 million aggregate amount of new community development securities. During the quarter ended February 28, 2005, the Fund had purchased $38.2 million aggregate amount of new community development securities.
During the nine months ended February 28, 2006, the Fund purchased $152.7 million aggregate amount of new community development securities. During the nine months ended February 28, 2005, the Fund had purchased $148.0 million aggregate amount of new community development securities.

Sales
During the quarter ended February 28, 2006, the Fund sold $32.7 million aggregate amount of securities (including principal paydowns, but excluding sales of short-term securities). During the quarter ended February 28, 2005, the Fund had sold $50.2 million aggregate amount of securities (including principal paydowns, but excluding sales of short-term securities).
During the nine months ended February 28, 2006, the Fund sold $82.9 million aggregate amount of securities (including principal paydowns, but excluding sales of short-term securities). During the nine months ended February 28, 2005, the Fund had sold $112.7 million aggregate amount of securities (including principal paydowns, but excluding sales of short-term securities).
Borrowings
The Fund is permitted to use leverage in its investment program, subject to certain restrictions set forth in its Private Offering Memorandum and the Investment Company Act of 1940 (the “1940 Act”).
For the quarter ended February 28, 2006, the Fund averaged approximately $52.2 million in borrowings at an average rate of approximately 4.39% compared to the quarter ended February 28, 2005 when the Fund averaged approximately $79.5 million in borrowings at an average rate of approximately 2.39%.
For the nine months ended February 28, 2006, the Fund averaged approximately $61.3 million in borrowings at an average rate of approximately 3.84% compared to the nine months ended February 28, 2005 when the Fund averaged approximately $67.7 million in borrowings at an average rate of approximately 1.95%.
In each of the above referenced periods, the total proceeds from borrowings were primarily used to support additional investments in the Fund’s Designated Target Regions.
Net Assets and Fund Holdings at February 28, 2006
At February 28, 2006, the Fund’s Net Asset Value was $453.3 million, or $9.56 per share. At the end of the prior fiscal quarter, November 30, 2005, the Fund’s Net Asset Value was $450.4 million, or $9.49 per share. At the end of the most recent fiscal year, May 31, 2005, the Net Asset Value was $388.3 million, or $9.82 per share. At February 28, 2005, the Fund’s Net Asset Value was $381.8 million, or $9.75 per share.
The $2.9 million, or 0.6%, quarter-to-quarter increase in net assets from $450.4 million to $453.3 million was primarily attributable to the positive Fund performance. The $65.0 million, or 16.7%, year-to-date increase in net assets was primarily attributable to the sale of new shares in the Fund.
The Fund’s primary investments are listed on the Schedule of Investments included with this report.
Investment Income
The Fund had investment income net of all fees and expenses (as discussed below) of $5.3 million for the quarter ended February 28, 2006, an increase of approximately $.5 million, or 9.9%, from net investment income of $4.8 million for the prior fiscal quarter, which ended November 30, 2005, and an increase of approximately $.7 million, or 15.7%, from net investment income of $4.6 million for the fiscal quarter ended February 28, 2005. The increases were each largely due to an increase in the average net assets of the Fund, the increased income attributable to larger asset size was partially offset by higher interest expense on borrowings.
The Fund had investment income net of all fees and expenses (as discussed below) of $14.8 million for the nine months ended February 28, 2006, an increase of approximately $1.3 million, or 9.7% from net investment income of $13.5 million for the nine months ended February 28, 2005. The increase is largely due to an increase in average net assets of the Fund, the increased income attributable to larger asset size was partially offset by higher interest expense on borrowings.
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

For the quarter ended February 28, 2006, the management fees expense of the Fund was $625,918. For the nine months ended February 28, 2006 the management fees expense of the Fund was $1,788,489. For the quarter and nine months ended February 28, 2005, the management fees expense of the Fund was $569,693 and $1,626,322, respectively. The increases were primarily due to increases in the net assets of the Fund.
The Fund’s private offering memorandum provides for reimbursement of expenses relating to the Fund paid by Access and MLIM. Total unreimbursed expenses as of February 28, 2006 amounted to $0 compared to $15,213 at February 28, 2005.
On February 15, 2006, BlackRock, Inc. (“BlackRock”) and Merrill Lynch & Co. (“ML & Co.”) reached an agreement to contribute the investment management business of MLIM and certain affiliates to BlackRock to create a new asset management firm. The transaction has been approved by the boards of directors of both ML & Co. and BlackRock and is expected to close in the third quarter of 2006. In connection with the transaction, it will be necessary for the Fund’s Board of Directors and shareholders to consider and approve any agreement for the provision of advisory or management services that may be proposed by the combined company.
Yield
At the quarter ended February 28, 2006, the SEC current yield was 4.55%, compared to 5.42% for the quarter ended February 28, 2005.
For the quarter ended February 28, 2006, the ratio of net investment income to average net assets was 4.74% compared to 4.87% for the quarter ended February 28, 2005.
Realized Gain/Loss
For the quarter ended February 28, 2006, the net realized gain was $107,484, compared to a net realized loss of $292,428 for the quarter ended February 28, 2005. The net realized gains or losses were primarily due to the Fund’s hedging activities as the Fund experiences a realized gain or loss on its hedges when the positions are closed or when they are rolled from one expiration cycle to the next.
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
The Fund declares and distributes dividends on a monthly basis. The Fund paid total monthly dividends of $.340665 during the nine months ended February 28, 2006. The dividends were paid as follows:

June 2005	$.038310
July 2005	$.038598
August 2005	$.038185
September 2005	$.040786
October 2005	$.035454
November 2005	$.037858
December 2005	$.039740
January 2006	$.033949
February 2006	$.037785
The Fund paid total monthly dividends of $.358601 during the nine months ended February 28, 2005. The dividends were paid as follows:

June 2004	$.040113
July 2004	$.041624
August 2004	$.039350
September 2004	$.040395
October 2004	$.039403
November 2004	$.039947
December 2004	$.042152
January 2005	$.036253
February 2005	$.039364

The slightly lower dividend in the quarter is attributable to the U.S. Federal Reserve Board’s Federal Open Market Committee raising short-term interest rates by twenty-five basis points in December 2005 and January 2006. An increase in short-term rates elevates the Fund’s cost for borrowings and lowers the net interest income available for dividends.
Total Return
For the quarter ended February 28, 2006, the total return was 1.92%, compared to a total return of 0.67% in the quarter ended February 28, 2005.
For the nine months ended February 28, 2006 the total return was .86%, compared to a total return of 5.11% for the nine months ended February 28, 2005.
The lower total return during the nine months ended February 28, 2006 is attributable to pricing pressure on fixed income assets during a time of interest rate increases.
Fund Designated Target Regions at February 28, 2006
The Fund’s Designated Target Regions (“DTRs”) are provided by Fund shareholders at the time of investment. At February 28, 2006 DTRs were:

DTRs	AMOUNT
California	$60,668,939
Colorado	1,214,594
Connecticut	13,248,674
Florida	1,500,000
Georgia	500,000
Hawaii	157,830
Illinois	3,695,239
Indiana	1,090,343
Iowa	799,538
Louisiana	5,000,000
Maine	517,872
Maryland	650,000
Massachusetts	130,109,036
Mississippi	513,318
Nebraska	10,000,000
New Jersey	83,673,995
New Mexico	1,156,687
New York	25,597,489
North Carolina	18,373,838
Ohio	12,582,775
Oregon	2,500,000
Pennsylvania	41,547,282
Rhode Island	250,000
South Dakota	5,655,359
Tennessee	2,034,408
Texas	24,964,545
Utah	12,695,228
Vermont	1,707,013
Virginia	3,035,460
Washington	2,000,000
Wisconsin	556,411

TOTAL	$467,995,873

*	All investors are listed by headquarters location

Fund Impact per the Community Reinvestment Act
The Fund invests in securities that support community development economic activity as defined in the Fund’s Private Offering Memorandum.
At February 28, 2006, the Fund’s investments had outstanding loans to 5,714 homebuyers with incomes below 80% of median income from the following states in the following numbers.

Whole Loans
Alabama	28
Arizona	150
California	442
Colorado	43
Connecticut	117
Delaware	35
Florida	128
Georgia	19
Guam	2
Idaho	4
Illinois	103
Indiana	6
Iowa	31
Kansas	2
Kentucky	16
Louisiana	17
Maine	5
Maryland	6
Massachusetts	1,097
Michigan	21
Minnesota	8
Mississippi	22
Missouri	2
Montana	2
Nebraska	71
Nevada	42
New Hampshire	57
New Jersey	1,061
New Mexico	93
New York	284
North Carolina	35
Ohio	62
Oregon	82
Pennsylvania	432
Rhode Island	19
South Carolina	14
South Dakota	105
Tennessee	26
Texas	533
Utah	381
Vermont	19
Virginia	21
Washington	56
Washington, D.C.	6
Wisconsin	9

5,714

Many of the above loans were made under targeted homeownership lending initiatives such as Acorn, Mass Housing Partnership and other individual lenders’ tailor-made community development lending programs.

In addition as of February 28, 2006, the Fund’s investments had outstanding loans to sponsors of 2,638 multi-family, 27 multi-state rural housing, 14 community based non-profit affordable housing rental units, 131 SBA loans and 10 Economic Development loans from the following states in the following amounts.

Multi–Family Units
Alabama	52
California	160
Delaware	120
Louisiana	230
Massachusetts	351
Mississippi	47
New Jersey	205
New York	222
South Dakota	48
Texas	994
Utah	209

2,638

Multi-State Rural Housing Units
Colorado	1
Florida	1
Georgia	1
Indiana	2
Louisiana	3
Massachusetts	1
Minnesota	7
Oregon	1
Tennessee	7
Utah	2
Virginia	1

27

Affordable Housing

Community Based Non–Profit

Rhode Island	12
Massachusetts	1
Connecticut	1

14

SBA Loans

California	21
Florida	2
Kentucky	1
Maryland	1
Massachusetts	8
Minnesota	2
New Jersey	20
New York	7
Utah	69

131

Economic Development Loans

California	4
Massachusetts	5
Texas	1

10

Liquidity Discussion
Sale and Redemption of Fund Shares
Fund shares are sold only to qualified investors who complete a Subscription Agreement. All investors in the Fund must provide a Designated Target Region as the desired location for their investment.
During the quarter ended February 28, 2006, new shareholders purchased an additional 950,536 shares of the Fund for total proceeds of $9,075,000. In addition, dividend reinvestments resulted in additional 169,911 new shares being issued by the Fund for total proceeds of $1,622,130. During the quarter ended February 28, 2005, new shareholders purchased an additional 1,171,692 shares of the Fund for total proceeds of $11,500,000 and dividend reinvestments resulted in 97,562 additional new shares being issued by the Fund for total proceeds of $956,948.
During the nine months ended February 28, 2006, new shareholders purchased an additional 8,808,417 shares of the Fund for total proceeds of $84,105,000. In addition, dividend reinvestments resulted in additional 398,320 new shares being issued by the Fund for total proceeds of $3,822,530. During the nine months ended February 28, 2005, new shareholders purchased an additional 3,868,903 shares of the Fund for total proceeds of $37,975,000 and dividend reinvestments resulted in 294,234 additional new shares being issued by the Fund for total proceeds of $2,883,380.
As discussed in the Private Offering Memorandum, the Fund allows shareholders to redeem their shares in accordance with Rule 23c-3 of the 1940 Act.
During the quarter ended February 28, 2006, 1,124,738 shares of the Fund were redeemed for $10,707,512. During the quarter ended February 28, 2005, 541,516 shares of the Fund were redeemed for $5,350,175.
During the nine months ended February 28, 2006, 1,326,555 shares of the Fund were redeemed for $12,655,040. During the nine months ended February 28, 2005, 1,049,687 shares of the Fund were redeemed for $10,345,493.

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
Liquidity Risk. Securities purchased by the Fund will generally be privately placed debt instruments. The market for resale of these securities may be limited. Furthermore, the Fund may pay a premium for community economic development securities without any assurance that a comparable premium can be received upon sale of the security.
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
At February 28, 2006 an instant rate increase of 100 basis points (1.0%) would have caused the Fund’s portfolio to decline in value by –4.73%. An instant rate decrease of 100 basis points (–1.0%) would have caused the Fund’s portfolio to increase in value by +3.55%. At the previous quarter end, November 30, 2005, a 1% rate increase would have produced a –4.88% decrease in value and a 1% rate decrease would have produced a +3.74% increase in value.
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
A summary of the Fund’s portfolio holdings as of February 28, 2006 is contained in Item 1 of this report.
As of February 28, 2006, the Fund’s management had not completed its assessment of the effectiveness of the Fund’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). The Fund’s management is continuing its Sarbanes-Oxley mandated assessment.* Should any material weakness or significant deficiencies in the effectiveness of internal control over financial reporting be identified, management is prepared to take all reasonable steps necessary pursuant to the requirements of Sarbanes-Oxley and other applicable federal and state law in order to address them.

*In a proxy statement dated February 28, 2006, the Board of Directors recommended to shareholders that the Fund voluntarily withdraw its election as a business development company and continue operations as a closed-end investment company. A majority of the Fund’s shareholders voted in favor of the recommendation at the shareholders’ meeting on March 28, 2006. Once the Fund withdraws its election as a business development company and registers as a closed-end investment company, the Section 404 review requirements will no longer apply to the Fund

Item 4:
Controls and Procedures
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
As of February 28, 2006, the Fund’s management had not completed its assessment of the effectiveness of the Fund’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). The Fund’s management is continuing its Sarbanes-Oxley mandated assessment.* Should any material weakness or significant deficiencies in the effectiveness of internal control over financial reporting be identified, management is prepared to take all reasonable steps necessary pursuant to the requirements of Sarbanes-Oxley and other applicable federal and state law in order to address them.

*	In a proxy statement dated February 28, 2006, the Board of Directors recommended to shareholders that the Fund voluntarily withdraw its election as a business development company and continue operations as a closed-end investment company. A majority of the Fund’s shareholders voted in favor of the recommendation at the shareholders’ meeting on March 28, 2006. Once the Fund withdraws its election as a business development company and registers as a closed-end investment company, the Section 404 review requirements will no longer apply to the Fund.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     The Fund is not involved in any pending legal proceedings.
Item 1A. Risk Factors
     There have been no material changes in the risk factors as previously disclosed in the Fund’s Annual Report on Form 10-K.
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

Amendment to the Management Agreement dated as of June 16, 2005 is incorporated by reference to the Fund’s Form 10–K filed on August 13, 2005.

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

Access Capital Strategies Community Investment Fund, Inc.

Date: April 7, 2006	/S/ Ronald A. Homer*

Ronald A. Homer, Chairman

Date: April 7, 2006	/S/ Kevin J. Mulvaney*

Kevin J. Mulvaney, Director

Date: April 7, 2006	/S/ Peter Blampied*

Peter Blampied, Director

Date: April 7, 2006	/S/ W. Carl Kester*

W. Carl Kester, Director

Date: April 7, 2006	/S/ David F. Sand*

David F. Sand, Chief Executive Officer,
Principal Accounting Officer, Principal Financial Officer

* By:	/s/ Martin E. Lybecker

Martin E. Lybecker
Attorney–in–fact